Form 10-K/A
period 1994-12-31
WESTCOTT COMMUNICATIONS INC
filed 1995-04-11
CIK 850670

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-K/A

                               Annual Report

             Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934



             Date of Report (date of earliest event reported):
                             December 31, 1994


                       WESTCOTT COMMUNICATIONS, INC.
          (Exact name of registrant as specified in its charter)


      Texas                    0-18194                75-2110878
 (State or other         (Commission File No.)      (IRS Employer
  jurisdiction                                    Identification No.)
of incorporation)


                              1303 Marsh Lane
                         Carrollton, Texas  75006
           (Address of principal executive offices)  (zip code)


                               (214) 417-4100
           (Registrant's telephone number, including area code)

Item 14(a). Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 11, 1995

                                WESTCOTT COMMUNICATIONS, INC.


                                By: /s/ Phyllis Farragut
                                   Phyllis Farragut,
                                   Executive Vice President
                                   and Chief Financial Officer

                             INDEX TO EXHIBITS


                                                               Sequentially
                                                               Numbered
                                                               Page
Item 14 (a).  Exhibits, Financial Statement
Schedules,and Reports on Form 8-K                              4


11. Computation of Earnings Per Share