Form 10-Q
period 1995-03-31
WESTCOTT COMMUNICATIONS INC
filed 1995-05-12
CIK 850670

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the period ended    March 31, 1995

                                  or

[    ]    Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to __________________

Commission file number  0-18194


                       WESTCOTT COMMUNICATIONS, INC.
          (Exact name of Registrant as specified in its charter)

       Texas                                75-2110878
  (State of Incorporation)        (I.R.S. Employer Identification No.)

                              1303 Marsh Lane
                         Carrollton, Texas  75006
                 (Address of principal executive offices)

                              (214) 417-4100
           (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No

  As of May 5, 1995 there were 19,657,375 shares of common stock outstanding.

                       WESTCOTT COMMUNICATIONS, INC.

                                   INDEX


PART I:  FINANCIAL INFORMATION


                                                          Page No.
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        December 31, 1994 and March 31, 1995 . . . . . . . . 3

        Condensed Consolidated Statements of Income -
        Three Months Ended March 31, 1994 and 1995 . . . . . 5

        Condensed Consolidated Statement of Shareholders'
        Equity - Three Months Ended March 31, 1995 . . . . . 6

        Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1995 . . . . . 7

        Notes to Condensed Consolidated Financial Statements 9

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition . . . . . . . . .12



PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .16

                          Part I  - Financial Information

Item 1 - Financial Statements

                           WESTCOTT COMMUNICATIONS, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              December 31,     March 31,
                                                  1994           1995
                                                              (Unaudited)
                                              ____________    ____________
Current assets:
  Cash and cash equivalents. . . . . . . .   $  5,815,118     $  8,340,426
   Accounts receivable (net of allowance for
    doubtful accounts of $776,000 and $668,000
    at December 31, 1994 and March 31, 1995,
     respectively) . . . . . . . . . . . .     20,939,216       18,981,513
  Program inventory  . . . . . . . . . . .      5,843,078        5,966,242
  Prepaid commissions. . . . . . . . . . .      2,038,547        1,877,767
  Short-term investment. . . . . . . . . .        718,437           92,659
  Other current assets . . . . . . . . . .      3,834,796        3,857,924
                                               __________       __________
    Total current assets . . . . . . . . .     39,189,192       39,116,531


Property and equipment, at cost:
  Downlink equipment . . . . . . . . . . .     32,267,208       32,178,416
  Studio equipment . . . . . . . . . . . .     10,990,730       11,147,152
  Office furniture and equipment . . . . .     12,096,651       12,644,431
  Leasehold improvements . . . . . . . . .      2,499,308        2,513,841
                                               __________       __________
                                               57,853,897       58,483,840
  Accumulated depreciation and amortization. .(22,298,155)     (24,146,708)
                                               __________       __________
                                               35,555,742       34,337,132

Other assets:
  Equipment inventory. . . . . . . . . . .      2,648,086        2,589,147
  Program inventory. . . . . . . . . . . .      9,802,493       10,770,204
  Goodwill (net of accumulated amortization of
    $3,197,000 and $3,542,000 at December 31,
     1994 and March 31, 1995, respectively). . 16,491,866       19,396,079
   Other intangibles (net of accumulated
     amortization of $3,144,000 and $3,430,000
     at December 31, 1994 and March 31, 1995,
     respectively) . . . . . . . . . . . .      2,997,859        3,584,118
  Other assets . . . . . . . . . . . . . .      2,302,066        2,253,730
                                               __________       __________
                                             $108,987,304     $112,046,941
                                              ___________      ___________
                                              ___________      ___________

                           WESTCOTT COMMUNICATIONS, INC.

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                              December 31,     March 31,
                                                  1994           1995
                                             ____________    ____________
                                                              (Unaudited)
Current liabilities:
  Accounts payable. . . . . . . . . . . .    $  2,430,582    $  2,317,709
  Income taxes payable. . . . . . . . . .         213,436       1,747,858
  Accrued liabilities . . . . . . . . . .       4,557,849       5,661,435
  Deferred income taxes . . . . . . . . .       1,154,962         132,876
  Unearned revenue. . . . . . . . . . . .      14,994,796      12,405,472
  Current portion of long-term obligations  . .    10,000          10,000
                                               __________    ____________
      Total current liabilities . . . . .      23,361,625      22,275,350

Long-term obligations . . . . . . . . . .          32,254          25,935

Deferred income taxes . . . . . . . . . .       1,162,672       1,162,672

Minority interest liability . . . . . . .         132,940         148,406

Shareholders' equity:
  Common stock, $.01 par value; 29,000,000
    shares authorized; 19,561,123 and 19,599,292
    shares outstanding at December 31, 1994 and
    March 31, 1995, respectively. . . . .         195,611         195,993
  Additional paid-in capital. . . . . . .      71,398,368      71,725,508
  Retained earnings . . . . . . . . . . .      12,859,978      16,669,221
  Less treasury shares at cost; 45,920 shares .  (156,144)       (156,144)
                                               __________      __________
      Total shareholders' equity. . . . .      84,297,813      88,434,578
                                             $108,987,304    $112,046,941
                                              ___________     ___________
                                              ___________     ___________

                              See accompanying notes.

                           WESTCOTT COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                           _____________________________
                                               1994             1995
                                           _____________________________

Revenues. . . . . . . . . . . . . . .      $ 20,637,184     $ 24,634,153
Cost of revenues:
  Programming and production. . . . .         3,902,763        4,914,875
  Delivery and transmission . . . . .         2,287,004        3,334,017
  Sales and marketing . . . . . . . .         4,970,071        4,845,399
  General and administrative. . . . .         2,323,585        2,442,380
  Depreciation and amortization . . .         2,505,136        2,904,453
                                             __________       __________
    Total . . . . . . . . . . . . . .        15,988,559       18,441,124

Income from operations. . . . . . . .         4,648,625        6,193,029

Interest expense. . . . . . . . . . .           (49,581)         (31,409)
Interest income . . . . . . . . . . .            34,260          102,346
Other income (expense)  . . . . . . .           (18,354)         (19,305)
                                             __________       __________

Income before income taxes. . . . . .         4,614,950        6,244,661
Provision for income taxes  . . . . .         1,726,016        2,435,418
                                             __________       __________

Net income available to common
       shareholders . . . . . . . . .      $  2,888,934     $  3,809,243
                                           ____________     ____________
                                           ____________     ____________

Earnings per common share
       (Note 2). . . . . . . . . . . .     $        .15     $        .20
                                           ____________     ____________
                                           ____________     ____________


Weighted average common
       and common equivalent
       shares outstanding. . . . . . .       19,854,910       19,530,490
                                           ____________     ____________
                                           ____________     ____________

                              See accompanying notes.

                          WESTCOTT COMMUNICATIONS, INC.

             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1995
                                   (Unaudited)

                                          Common Stock           Additional
                                     ______________________       pain-in
                                       Shares       Amount        capital
                                     __________    ________     ___________
Balance at December 31, 1994. . . .  19,561,123    $195,611     $71,398,368

Issuance of Common Stock under
  Employee Stock Purchase Plan. . .       7,169          72          86,763

Issuance of Common Stock under
  Employee Stock Option Plan and
  Non-Employee Stock Option Plan,
  including federal income tax
  benefit (Note 1). . . . . . . . .      31,000         310         240,377

Net Income . . . .. . . . . . . . .        -           -               -
                                     __________    ________     ___________

Balance at March 31, 1995 . . . . .  19,599,292    $195,993     $71,725,508
                                     __________    ________     ___________
                                     __________    ________     ___________

                                       Retained      Treasury
                                       earnings       shares
                                     ___________    _________
Balance at December 31, 1994. . . .  $12,859,978    $(156,144)

Issuance of Common Stock under
  Employee Stock Purchase Plan. . .       -              -

Issuance of Common Stock under
  Employee Stock Option Plan and
  Non-Employee Stock Option Plan,
  including federal income tax
  benefit (Note 1). . . . . . . . .       -              -

Net Income. . . . . . . . . . . . .    3,809,243         -
                                     ___________    _________

Balance at March 31, 1995 . . . . .  $16,669,221    $(156,144)

                             See accompanying notes.

                        WESTCOTT COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                        Three Months ended March 31,
                                        ____________________________
                                             1994           1995
                                        ___________      ___________
Operating activities:
  Net income . . . . . . . . . . .      $ 2,888,934      $ 3,809,243
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization        2,505,136        2,904,453
     Deferred income taxes . . . .       (1,353,400)           -
     (Gain) Loss on sale of property
       and equipment . . . . . . .             (203)          26,294
     Changes in operating assets
        and liabilities:
          Accounts receivable. . .        1,973,146        2,092,973
          Other current assets
             and prepaid commissions     (1,260,199)         207,760
          Accounts payable and accrued
             liabilities . . . . .       (1,169,239)      (1,251,030)
          Income taxes payable . .        1,635,732        1,534,422
          Unearned revenue . . . .       (2,615,601)      (3,549,719)
                                         __________       __________
          Net cash provided by
             operating activities         2,604,306        5,774,396

Investing activities:
  Net decrease in investments. . .           30,022          625,778
  Additions to property and equipment    (1,853,664)        (773,656)
  Net increase in other assets . .       (1,921,775)        (589,267)
  Net additions to program inventory     (1,659,182)        (946,969)
  Net additions to interest in
    partnership. . . . . . . . . .           18,558           15,466
  Proceeds from sale of assets . .              -             17,412
  Purchase business combinations,
    net of cash acquired (Note 3).           10,662       (1,478,548)
                                         __________       ___________
       Net cash used in investing
         activities. . . . . . . .       (5,375,379)      (3,129,784)

Financing activities:
  Payments on short-term debt
    and capital leases . . . . . .             (809)        (255,024)
  Payments on long-term debt . . .           (3,062)        (191,802)
  Proceeds from short-term and
    long-term debt . . . . . . . .        1,406,361             -
  Proceeds from issuance of stock, net    1,505,110          327,522
                                         __________      ___________
        Net cash provided by (used in)
          financing activities . .        2,907,600         (119,304)

Net increase (decrease) in cash
  and cash equivalents . . . . . .          136,527        2,525,308
Cash and cash equivalents
  at beginning of period . . . . .        5,545,539        5,815,118
                                         __________       __________

Cash and cash equivalents at
   end of period . . . . . . . . .      $ 5,682,066      $ 8,340,426
                                        ___________      ___________
                                        ___________      ___________

Supplemental disclosures of cash
  flow information
     Cash paid during the period:
        Interest . . . . . . . . .      $    10,726      $    31,409
        Income taxes . . . . . . .      $   116,925      $   797,723

                           See accompanying notes.

                        WESTCOTT COMMUNICATIONS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                (Unaudited)



Noncash investing activity:

         In March 1994, the Company issued 100,000 shares of its Common Stock valued at approximately $2,100,000 and assumed liabilities of approximately $979,000 in connection with the acquisition of Excellence in Training Corporation.

                       WESTCOTT COMMUNICATIONS, INC.

           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


1. Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Management believes all adjustments necessary for a fair presentation of the results of the interim period have been made and are of a normal recurring nature.

         In presenting the accompanying unaudited condensed consolidated financial statements, certain amounts have been reclassified. These individual reclassifications have not been disclosed as the impact on the Company's financial statements is not material.

         During the first three months of 1995, the Company recognized a federal income tax benefit of approximately $103,000 resulting from the exercise of employee stock options. Under generally accepted accounting principles, this federal income tax benefit is recognized as a deferred tax asset and added to additional paid-in-capital in the period of the tax deduction.

         These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

2. Earnings per share. Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding.

3. Acquisitions. Effective March 1, 1995, the Company acquired all of the outstanding stock of Lockert Jackson & Associates, Inc. ("Lockert") in exchange for $1,500,000 and the assumption of approximately $2,075,000 of liabilities. In addition, the Company made a one-time payment of $500,000 in return for five-year non-competition agreements, and will pay approximately $318,000 over the next three years for consulting services to be provided by Lockert's former principals. Lockert is nationally recognized as a producer and distributor of "Emergency Medical Update" and "Safety Watch," subscription based emergency medical and safety video training products.
This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Lockert are included in the Company's consolidated financial statements commencing March 1, 1995.

         Pro forma income statement data for the Lockert acquisition is not presented as the pro forma impact on the Company's financial statements is not material.

4. Long-term Obligations. Effective June 28, 1993, the Company entered into a two-year revolving credit facility with its bank pursuant to which it may borrow up to $18,000,000. After the revolver term expires, outstanding amounts under this facility would be convertible into a four-year term loan. The bank has indicated its willingness to extend this credit facility beyond June 28, 1995. The Company intends to finalize this transaction in the near future. The facility provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one-half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged.

         The credit facility contains various restrictive covenants which, among other things, limit the payment of dividends and require the Company to maintain certain financial and tangible net worth ratios. The

                       WESTCOTT COMMUNICATIONS, INC.

                                (Unaudited)


facility is secured by studio equipment, downlink equipment, other equipment and fixtures, subsidiary stock and accounts receivable. At March 31, 1995, there were no amounts borrowed under this facility.

5.  Subsequent Events.   On April 7, 1995, the Company confirmed that it was
engaged in preliminary negotiations regarding the possible acquisition of Sandy Corporation (AMEX: SDY), a consulting company, for approximately $24 million in cash or $10 for each outstanding share. As of May 8, 1995 no agreement had been reached. (See Liquidity and Capital Resources Section).

The following table contains information about products and services offered by the Company.

                   Current
Markets            Offerings  Description                               Medium
_______            _________  ___________                               ______

Government &       LETN       Law Enforcement Television Network         S/V/W
 Public Services   FETN       Fire & Emergency Television Network         S/V
                   American
                     Heat     American Heat                                V
                   Pulse      Pulse                                        V
                   GSTN       Government Services Television Network       V

Automotive         ASTN       Automotive Satellite Television Network      S
                   Detroit
                     (WCMI)   Custom Programming                          N/A

Health Care        HSTN       Health & Sciences Television Network         S
                   AHA        American Hospital Association                T
                   WHTG       Executive Communications                     T
                   PSYCHNET   Sponsored Programming                        S
                   LTCN       Long Term Care Network                       S
                   IMN        Custom Programming                          N/A
                   FMTN       Family Medical Television Network            S

Corporate &        CPA
 Professional        Report   The CPA Report                               V
                   PSTN       Professional Security Television Network     V
                   AFTN       Accounting & Financial Television Network    V
                   ITS        Industrial Training Systems                 V/C
                   Tel-A-
                     Train    Tel-A-Train                                 V/C
                   ETC        Excellence in Training                       V
                   EMU        Emergency Medical Update                     V
                   Safety
                     Watch    Safety Watch                                 V
                   IDTN       Electronic Classroom                         I

Financial
 Services          BTCC       Bankers Training & Consulting Company       V/C

Educational        TI-IN      K-12 Education                               S


                   Legend:  S = Private Satellite
                            V = Videotape
                            T = Teleconferencing
                            C = Computer-Based Training
                            W = Workstation
                            I = Interactive Multi-Media
                          N/A = Not Applicable

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Comparison of Three Months Ended March 31, 1995 to the Three Months Ended March 31, 1994:

    Revenues. The increase in revenues of $3,996,969 or 19% over the corresponding period last year is primarily attributable to revenue growth in networks internally-developed or acquired during the first quarter of 1994, such as IDTN and ETC. Because the Company now offers more diversified products and services than in past periods, including teleconferences, Training on Demand and other customer services, management believes that reporting revenue by markets served is indicative of the Company's performance. Revenues from the Company's six principal markets for the periods indicated were as follows:

Markets                                            Revenues
___________________________________    _______________________________
                                              Three Months Ended
                                         March 31,          March 31,
                                           1994               1995
                                       ____________        ___________
Government and Public Services . . .   $  4,482,018       $  4,918,050
Automotive . . . . . . . . . . . . .      2,592,291          2,773,086
Health Care. . . . . . . . . . . . .      4,439,144          5,618,022
Corporate and Professional . . . . .      4,826,666          6,568,321
Financial Services . . . . . . . . .      1,487,955          1,424,705
Education. . . . . . . . . . . . . .      2,493,196          3,018,327
Other. . . . . . . . . . . . . . . .        315,914            313,642
                                       ____________       ____________

Total. . . . . . . . . . . . . . . .   $ 20,637,184       $ 24,634,153
                                       ____________       ____________
                                       ____________       ____________

    Revenues in the Government and Public Services market increased $436,032 or 10% primarily as a result of an increase in revenues from EMU, products acquired in the acquisition of Lockert Jackson in the first quarter of 1995; and GSTN, which experienced a growth in revenues as a result of an increase in subscribers over the same period last year.

    Revenues in the Automotive market increased $180,795 or 7% due primarily to subscriber increases for ASTN.

    Revenues in the Healthcare market increased $1,178,878 or 27% primarily as a result of an increase in teleconference revenues for WHTG in connection with its alliance with the Joint Commission on Accreditation of Healthcare Organizations. In addition, LTCN also experienced increased revenues as a result of an increase in subscribers over the same period last year.

    Revenues in the Corporate and Professional market increased $1,741,655 or 36% primarily as a result of IDTN's electronic classroom which began operations in the first quarter of 1994; and ETC, which was acquired in the first quarter of 1994. Partially offsetting these increases were decreases in one-time sales revenues for ITS and Tel-A-Train resulting from an industry-wide decline in safety training sales, and a decline in international sales as a result of the decline in value of the Mexican peso.

    Revenues in the Financial Services market decreased $63,250 or 4% as a direct result of a decrease in fee revenue and one-time sales of videotape products. This decrease was partially offset by an increase in subscription-Based revenue as a result of an increase in subscribers over the same period last year.

    Revenues in the Education market increased $525,131 or 21% due to the introduction of elementary and middle school products and services, as well as the addition of new high school subscribers.

    Programming and Production. Programming and production costs increased $1,012,112 or 26% primarily as a result of production costs associated with IDTN which began operations in early 1994, and royalties paid for ETC which was acquired in the first quarter of 1994. In addition, programming and production expenses for WCMI increased in response to the increase in revenues over the same period last year, as many large custom programming projects were completed during the first quarter of 1995. Offsetting these increases were decreases in programming and production costs for many of the more mature satellite networks such as ASTN, LETN, TI-IN, FETN and HSTN.

    Delivery and Transmission. An increase of $1,047,013 or 46% over the corresponding period last year is primarily due to an increase in transponder expense, resulting from an amendment in 1994 to the Company's long-term transponder lease which increased its satellite transponder capacity. Delivery and transmission costs also increased over the same period last year for IDTN, which began operations in early 1994. In addition, Tel-A-Train experienced a small increase in the cost of hardware sales from the first quarter of 1994 to the first quarter of 1995.

    Sales and Marketing. A decrease of $124,672 or 3% over the corresponding period last year is due primarily to a reduction in commission expense for ITS resulting from the decrease in revenues for the same period, and as a result of the implementation of a new sales commission plan in late 1994. Partially offsetting this decrease was an increase in sales and marketing expense for ETC, which was acquired in the first quarter of 1994.

    Sales personnel are compensated through commissions on new sales and renewals, supplemented by a small base salary. Therefore, commission expense for the satellite networks in any reporting period will vary with the number of subscriptions and renewals sold during such reporting period. Commissions relating to videotape and teleconference networks, however, are deferred and amortized over the life of the respective contract, which is generally a period of one to three years.

    General and Administrative. General and administrative expenses increased $118,795 or 5%. This category includes operating costs for the Company's travel agency, bad debt expense, executive compensation, facilities and other expenses not directly attributed to the operation of the programming,
production and sales and marketing departments.   The increase in general and
administrative expense over the same period last year is primarily attributable to ETC, which was acquired during the first quarter of 1994.

    Depreciation and Amortization. The $399,317 or 16% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink and CDV equipment at LETN, FETN, HSTN, LTCN and TI-IN sites, as well as One-Touch equipment installed at TI-IN sites during 1994. Equipment installed for IDTN electronic classrooms, computer equipment and software, leasehold improvements and production equipment purchases necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization also increased from the same period last year as a result of goodwill and other intangible assets added in connection with acquisitions made during 1994 and the first three months of 1995.

    Interest. Interest expense decreased by $18,172 or 37% primarily as a result of the payment of $1,100,000 of long-term debt in December, 1994. Interest income increased $68,086 or 199% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

    Income Taxes. The provision for income taxes as a percentage of income before income taxes increased from 37% for the three month period ended
March 31, 1994 to 39% for the three month period ended March 31, 1995 primarily as a result of an increase in non-deductible goodwill amortization, an increase in state income taxes and the application of graduated tax rates.

    Liquidity and Capital Resources. During the quarter ended March 31, 1995, the Company satisfied its liquidity needs principally from cash flow from operations. In addition, the Company has a credit facility under which the Company may borrow up to $18,000,000. No amounts have been drawn against this facility as of March 31, 1995. The facility, which the bank has indicated can be extended through June 28, 1996, provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged. As of March 31, 1995, the Company had $8,340,426 in cash, cash equivalents and temporary investments.

    During the three months ended March 31, 1995, the Company generated approximately $6 million in cash from operations. Approximately $3 million in cash was used in investment activities, primarily in connection with the purchase of equipment and investment in program inventory. The Company's financing activities during this period used approximately $119,000 in cash, primarily resulting from the payment of short-term and long-term debt assumed in the acquisition of Lockert in March, 1995.

    The Company has identified capital needs of approximately $7 million through early 1996 primarily to fund investments in program inventory, additional purchases and installations of CDV equipment, installation of interactive computer equipment to be utilized by TI-IN subscribers, leased equipment and uplink expenses for IDTN, and computer hardware and software for the A/S 400. The acquisition of Sandy Corporation would require use of the revolving line of credit and cash on hand. The Company believes that cash generated from operations, cash on hand, and funds available under the revolving line of credit will be sufficient to meet its budgeted capital and liquidity requirements through the foreseeable future.

                        Part II - Other Information

Item 1  - Legal Proceedings

        None

Item 2 - Changes in Securities

        None

Item 3 - Defaults

        None

Item 4 - Submission of Matters to a Vote

        None

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

         2. Stock Purchase Agreement between the Stockholders of Lockert Jackson and Associates, Inc. and the Company dated March 1, 1995.

        11. Computation of Earnings Per Share

                                SIGNATURES





   Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WESTCOTT COMMUNICATIONS, INC.


Date:   May 10, 1995       By:   /s/  JACK T. SMITH
                                     (Jack T. Smith)
                                      President and
                                 Chief Operating Officer




Date:   May 10, 1995        By:  /s/ PHYLLIS FARRAGUT
                                   (Phyllis Farragut)
                              Executive Vice President and
                                 Chief Financial Officer
                               (Chief Accounting Officer)


                                   INDEX TO EXHIBITS


                                                                 Sequentially
                                                                 Numbered
               Exhibit                                           Page
  _____________________________________________                  ____________

  2 Stock Purchase Agreement between the Stockholders of Lockert Jackson & Associates, Inc. and the Company dated March 1, 1995.

  11   Computation of Earnings Per Share