Form 10-Q/A
period 1995-03-31
WESTCOTT COMMUNICATIONS INC
filed 1995-07-05
CIK 850670

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549




                                 FORM 10-Q/A

                              Quarterly Report


               Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934




              Date of Report (date of earliest event reported):
                               March 31, 1995





                       WESTCOTT COMMUNICATIONS, INC.
          (Exact name of Registrant as specified in its charter)

    Texas                     (0-18194)               75-2110878
(State or other           Commission File No.       (I.R.S. Employer
jurisdiction                                       Identification No.)
ofIncorporation)

                              1303 Marsh Lane
                         Carrollton, Texas  75006
                 (Address of principal executive offices)

                              (214) 417-4100
           (Registrant's telephone number, including area code)

                       WESTCOTT COMMUNICATIONS, INC.

                        Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K


        27. Financial Data Schedule

                                SIGNATURES





   Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WESTCOTT COMMUNICATIONS, INC.



Date:   July 3, 1995        By:  /s/ PHYLLIS FARRAGUT
                                   (Phyllis Farragut)
                              Executive Vice President and
                                 Chief Financial Officer
                               (Chief Accounting Officer)


                                   INDEX TO EXHIBITS


                                                                 Sequentially
                                                                 Numbered
               Exhibit                                           Page
  _____________________________________________                  ____________

  27   Financial Data Schedule