Form 10-Q
period 1995-06-30
WESTCOTT COMMUNICATIONS INC
filed 1995-08-14
CIK 850670

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 1995

                                  or

[    ] Transition report pursuant to Section 13 or 15(d) of
       the Securities Exchange Act of 1934

For the transition period from _____________ to _______________________

Commission file number  0-18194


                       WESTCOTT COMMUNICATIONS, INC.
          (Exact name of Registrant as specified in its charter)

          Texas                              75-2110878
  (State of Incorporation)      (I.R.S. Employer Identification No.)

                              1303 Marsh Lane
                           Carrollton, TX  75006
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

                            Yes   X    No

  As of August 8, 1995 there were 19,740,229 shares of common stock outstanding.

                        WESTCOTT COMMUNICATIONS, INC.

                                   INDEX


PART I:  FINANCIAL INFORMATION
                                                                   Page No.
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        December 31, 1994 and June 30, 1995. . . . . . . . . . . . . . . .3

        Condensed Consolidated Statements of Income -
        Three Months and Six Months Ended June 30, 1994 and 1995 . . . . .5

        Condensed Consolidated Statement of Shareholders' Equity -
        Six Months Ended June 30, 1995 . . . . . . . . . . . . . . . . . .6

        Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1994 and 1995. . . . . . . . . . . . . .7

        Notes to Condensed Consolidated Financial Statements . . . . . . .9

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition. . . . . . . . . . . . . . . . . . . . . 12



PART II:  OTHER INFORMATION


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         Part I  - Financial Information

Item 1 - Financial Statements

                         WESTCOTT COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                              December 31,      June 30,
                                                 1994             1995
                                             ____________    ____________
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . .   $   5,815,118   $   9,369,211
  Accounts receivable (net of allowance
    for doubtful accounts of $776,000
    and $657,000 at December 31, 1994
    and June 30, 1995, respectively). . .      20,939,216      19,561,087
  Program inventory . . . . . . . . . . .       5,843,078       6,088,689
  Prepaid commissions . . . . . . . . . .       2,038,547       1,884,714
  Short-term investments. . . . . . . . .         718,437            -
  Other current assets. . . . . . . . . .       3,834,796       4,512,110
                                             ____________    ____________
    Total current assets. . . . . . . . .      39,189,192      41,415,811


Property and equipment, at cost:
  Downlink equipment. . . . . . . . . . .      32,267,208      32,825,663
  Studio equipment. . . . . . . . . . . .      10,990,730      11,291,660
  Office furniture and equipment. . . . .      12,096,651      13,148,009
  Leasehold improvements. . . . . . . . .       2,499,308       2,525,348
                                             ____________    ____________
                                               57,853,897      59,790,680
  Accumulated depreciation and
   amortization . . . . . . . . . . . . .     (22,298,155)    (26,118,944)
                                             ____________    ____________
                                               35,555,742      33,671,736

Other assets:
  Equipment inventory . . . . . . . . . .       2,648,086       2,265,316
  Program inventory . . . . . . . . . . .       9,802,493      11,494,197
  Goodwill (net of accumulated
    amortization of $3,197,000 and
    $3,925,000 December 31, 1994 and
    June 30, 1995, respectively). . . . .      16,491,866      19,795,165
  Other intangibles, (net of accumulated
    amortization of $3,144,000 and
    $3,308,000 at December 31, 1994
    and June 30, 1995, respectively). . .       2,997,859       3,783,288
  Other assets. . . . . . . . . . . . . .       2,302,066       2,172,837
                                             ____________    ____________
                                            $ 108,987,304   $ 114,598,350
                                             ____________    ____________
                                             ____________    ____________

                          WESTCOTT COMMUNICATIONS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              December 31,     June 30,
                                                 1994            1995
                                             ____________    ____________
                                                              (Unaudited)

Current liabilities:
  Accounts payable. . . . . . . . . . . .   $   2,430,582   $   1,984,725
  Income taxes payable. . . . . . . . . .         213,436       1,048,415
  Accrued liabilities . . . . . . . . . .       4,557,849       5,068,506
  Deferred income taxes . . . . . . . . .       1,154,962            -
  Unearned revenue. . . . . . . . . . . .      14,994,796      11,522,857
  Current portion of long-term
    obligations . . . . . . . . . . . . .          10,000          10,000
                                             ____________    ____________
      Total current liabilities . . . . .      23,361,625      19,634,503

Long-term obligations . . . . . . . . . .          32,254          26,508

Deferred income taxes . . . . . . . . . .       1,162,672       1,295,548

Minority interest liability . . . . . . .         132,940         196,188

Shareholders' equity:
  Common stock, $.01 par value;
    29,000,000 shares authorized;
    19,561,123 and 19,733,991 shares
    issued at December 31, 1994 and
    June 30, 1995, respectively . . . . .         195,611         197,339
  Additional paid-in capital. . . . . . .      71,398,368      73,295,253
  Retained earnings . . . . . . . . . . .      12,859,978      20,109,155
  Less treasury shares at cost; 45,920
    shares. . . . . . . . . . . . . . . .        (156,144)       (156,144)
                                             ____________    ____________
      Total shareholders' equity. . . . .      84,297,813      93,445,603
                                             ____________    ____________
                                            $ 108,987,304   $ 114,598,350
                                             ____________    ____________
                                             ____________    ____________

                              See accompanying notes.

                          WESTCOTT COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months ended June 30,
                                             ____________________________
                                                 1994             1995
                                             ____________    ____________
Revenues. . . . . . . . . . . . . . . . .   $  22,364,256   $  23,483,949
Cost of revenues:
   Programming and production . . . . . .       5,048,168       4,608,480
   Delivery and transmission. . . . . . .       2,396,876       2,959,619
   Sales and marketing. . . . . . . . . .       5,655,723       4,995,570
   General and administrative . . . . . .       2,722,789       2,404,376
   Depreciation and amortization. . . . .       2,489,404       2,943,955
                                             ____________    ____________
      Total . . . . . . . . . . . . . . .      18,312,960      17,912,000

Income from operations. . . . . . . . . .       4,051,296       5,571,949

Interest expense. . . . . . . . . . . . .         (40,716)        (25,391)
Interest income . . . . . . . . . . . . .          24,411         129,799
Other income (expense). . . . . . . . . .         (36,577)         56,867
                                             ____________    ____________

Income before income taxes. . . . . . . .       3,998,414       5,733,224
Provision for income taxes. . . . . . . .       1,518,665       2,293,290
                                             ____________    ____________

Net income available to common
  shareholders. . . . . . . . . . . . . .   $   2,479,749   $   3,439,934
                                             ____________    ____________
                                             ____________    ____________

Earnings per common share (Note 2). . . .   $         .13   $         .18
                                             ____________    ____________
                                             ____________    ____________
Weighted average common
   and common equivalent
   shares outstanding . . . . . . . . . .      19,387,415      19,631,546
                                             ____________    ____________
                                             ____________    ____________

                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (CONTINUED)
                                  (Unaudited)
                                              Six Months ended June 30,
                                              __________________________
                                                  1994       1995
                                              ____________   ____________
Revenues. . . . . . . . . . . . . . . . .    $  43,001,440  $  48,118,102
Cost of revenues:
   Programming and production . . . . . .        8,858,899      9,523,355
   Delivery and transmission. . . . . . .        4,696,017      6,293,636
   Sales and marketing. . . . . . . . . .       10,536,705      9,840,969
   General and administrative . . . . . .        5,215,358      4,846,756
   Depreciation and amortization. . . . .        4,994,540      5,848,409
                                              ____________   ____________
     Total. . . . . . . . . . . . . . . .       34,301,519     36,353,125

Income from operations. . . . . . . . . .        8,699,921     11,764,977

Interest expense. . . . . . . . . . . . .          (90,297)       (56,800)
Interest income . . . . . . . . . . . . .           58,672        232,146
Other income (expense). . . . . . . . . .          (54,927)        37,562
                                              ____________   ____________

Income before income taxes. . . . . . . .        8,613,369     11,977,885
Provision for income taxes. . . . . . . .        3,244,681      4,728,708
                                              ____________   ____________

Net income available to common
   shareholders . . . . . . . . . . . . .    $   5,368,688  $   7,249,177
                                              ____________   ____________
                                              ____________   ____________

Earnings per common share (Note 2). . . .    $         .27  $         .37
                                              ____________   ____________
                                              ____________   ____________

Weighted average common and common
   equivalent shares outstanding. . . . .       19,621,683     19,581,297
                                              ____________   ____________
                                              ____________   ____________

                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      For the six months ended June 30, 1995
                                   (Unaudited)


                                            Common Stock         Additional
                                     ________________________      paid-in
                                       Shares        Amount        capital
                                     __________    __________    ____________
Balance at December 31, 1994 . . .   19,561,123   $   195,611   $  71,398,368

Issuance of Common Stock under
  Employee Stock Purchase Plan . .        7,169            72          86,763

Issuance of Common Stock under
  Employee Stock Option Plan and
  Non-Employee Stock Option Plan,
  including federal income tax
  benefit (Note 1) . . . . . . . .       31,000           310         240,377

Net Income . . . . . . . . . . . .         -             -               -
                                     __________    __________    ____________

Balance at March 31, 1995. . . . .   19,599,292       195,993      71,725,508

Issuance of Common Stock under
  ETC Purchase Agreement (Note 3).       45,045           450         624,550

Issuance of Common Stock under
  Employee Stock Purchase Plan . .        6,204            62          80,690

Issuance of Common Stock under
  Employee Stock Option Plan and
  Non-Employee Stock Option Plan,
  including federal income tax
  benefit (Note 1) . . . . . . . .       83,450           834         864,505

Net Income . . . . . . . . . . . .         -             -               -
                                     __________    __________    ____________

Balance at June 30, 1995 . . . . .   19,733,991   $   197,339   $  73,295,253
                                     __________    __________    ____________
                                     __________    __________    ____________

                             See accompanying notes.

                           WESTCOTT COMMUNICATIONS, INC.

             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      For the six months ended June 30, 1995
                                   (CONTINUED)
                                   (Unaudited)

                                           Retained           Treasury
                                           earnings            shares
                                          ____________      ___________
Balance at December 31, 1994 . . .       $  12,859,978     $   (156,144)

Issuance of Common Stock under
  Employee Stock Purchase Plan . .                -                -

Issuance of Common Stock under
  Employee Stock Option Plan and
  Non-Employee Stock Option Plan,
  including federal income tax
  benefit (Note 1) . . . . . . . .                -                -

Net Income . . . . . . . . . . . .           3,809,243             -
                                          ____________     ____________

Balance at March 31, 1995. . . . .          16,669,221         (156,144)

Issuance of Common Stock under
  ETC Purchase Agreement (Note 3).                -                -

Issuance of Common Stock under
  Employee Stock Purchase Plan . .                -                -

Issuance of Common Stock under
  Employee Stock Option Plan and
  Non-Employee Stock Option Plan,
  including federal income tax
  benefit (Note 1) . . . . . . . .                -                -

Net Income . . . . . . . . . . . .           3,439,934             -
                                          ____________    _____________

Balance at June 30, 1995 . . . .         $  20,109,155   $     (156,144)
                                          ____________    _____________
                                          ____________    _____________

                             See accompanying notes.

                          WESTCOTT COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Six Months ended June 30,
                                               _____________    ____________
                                                   1994             1995
                                               ____________     ____________
Operating activities:
  Net income . . . . . . . . . . . . . . . .   $   5,368,688   $    7,249,177
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization. . . . . .       4,994,538        5,848,409
    Deferred income taxes. . . . . . . . . .      (1,433,400)            -
    (Gain) Loss on sale of property
      and equipment. . . . . . . . . . . . .          (1,524)          27,041
    Changes in operating assets
      and liabilities:
        Accounts receivable. . . . . . . . .          490,742       1,405,667
        Other current assets and
          prepaid commissions. . . . . . . .       (1,515,712)       (453,373)
        Accounts payable and
          accrued liabilities. . . . . . . .       (1,075,415)     (2,176,943)
        Income taxes payable . . . . . . . .        2,673,429         834,979
        Unearned revenue . . . . . . . . . .       (4,266,275)     (4,432,334)
                                                 ____________    ____________
        Net cash provided by
            operating activities . . . . . .        5,235,071       8,302,623

Investing activities:
  Net (increase) decrease in investments . .         (379,504)        718,437
    Additions to property and equipment. . .       (4,940,723)     (2,180,716)
    Net increase in other assets . . . . . .       (4,040,175)       (922,514)
    Net additions to program inventory . . .       (2,477,175)     (1,793,409)
    Net additions to interest in partnership           53,892          63,248
    Proceeds from sale of assets . . . . . .             -             17,612
    Purchase business combinations,
     net of cash acquired (Note 3) . . . .  .          10,662      (1,478,548)
                                                 ____________    ____________
        Net cash used in investing activities     (11,773,023)     (5,575,890)

Financing activities:
  Payments on short-term debt and
    long-term debt. . . . . . . . . . . . . .        (339,041)       (446,253)
  Proceeds from short-term and long-term debt       1,422,975            -
  Proceeds from issuance of stock, net. . . .       1,776,179       1,273,613
                                                 ____________    ____________
    Net cash provided by (used in)
      financing activities. . . . . . . . . .       2,860,113         827,360

Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . .      (3,677,839)      3,554,093
Cash and cash equivalents at beginning
   of period. . . . . . . . . . . . . . . . .       5,545,539       5,815,118
                                                 ____________    ____________
Cash and cash equivalents at end of period  .   $   1,867,700   $   9,369,211
                                                 ____________    ____________
                                                 ____________    ____________

Supplemental disclosures of cash
  flow information
    Cash paid during the period:
      Interest. . . . . . . . . . . . . . . .    $     12,328    $     56,800
      Income taxes. . . . . . . . . . . . . .    $    726,458    $  3,677,587

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

  In April 1995, the Company issued an additional 45,045 shares of its Common Stock valued at approximately $625,000 in connection with the acquisition of Excellence in Training Corporation.

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

    In presenting the accompanying unaudited condensed consolidated financial statements, certain amounts have been reclassified. These reclassifications do not have a material impact on the Company's financial statements.

    During the first six months of 1995, the Company recognized a federal income tax benefit of approximately $216,000 resulting from the exercise of employee stock options. Under generally accepted accounting principles, this federal income tax benefit is recognized as a deferred tax asset and added to additional paid-in-capital in the period of the tax deduction.

    These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

2. Earnings per share. Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding.

3. Acquisitions. Effective March 1, 1994, the Company acquired all of the outstanding stock of Excellence in Training Corporation ("ETC") in exchange for 100,000 shares of the Company's Common Stock valued at approximately
$2,100,000 and the assumption of approximately $979,000 of liabilities.
In addition, the Company entered into an obligation for additional purchase price and noncompete agreements which are payable through 1996. In April, 1995, in accordance with the terms of the obligation for additional purchase price, the Company issued 45,045 additional shares of its Common Stock valued at approximately $625,000.

    Effective March 1, 1995, the Company acquired all of the outstanding stock of Lockert Jackson & Associates, Inc. ("Lockert Jackson") in exchange for $1,500,000 and the assumption of approximately $2,075,000 of liabilities. In addition, the Company made a one-time payment of $500,000 in return for five-year non-competition agreements, and will pay approximately $318,000 of additional purchase price over the next three years. Lockert Jackson is nationally recognized as a producer and distributor of "Emergency Medical Update" and "Safety Watch," subscription based emergency medical and safety video training products. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Lockert Jackson are included in the Company's consolidated financial statements commencing March 1, 1995.

    Pro forma income statement data for the Lockert Jackson acquisition is not presented as the pro forma impact on the Company's financial statements is not material.

                        WESTCOTT COMMUNICATIONS, INC.

                                (Unaudited)

4. Long-term Obligations. Effective June 28, 1993, the Company entered into a two-year revolving credit facility with its bank pursuant to which it may borrow up to $18,000,000. After the revolver term expires, outstanding amounts under this facility would be convertible into a four-year term loan. Effective June 28, 1995, this credit facility has been extended for one year to June 28, 1996. The facility provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one-half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus
1 1/2% will be charged.

    The credit facility contains various restrictive covenants which, among other things, prohibit the payment of dividends and require the Company to maintain certain financial and tangible net worth ratios. The facility is secured by studio equipment, downlink equipment, other equipment and fixtures, subsidiary stock and accounts receivable. At June 30, 1995, there were no amounts borrowed under this facility.

5. Subsequent Events. In March 1995, the Company delivered an acquisition proposal to the Board of Directors of Sandy Corporation. Subsequently, the Company and Sandy Corporation began negotiations regarding a possible acquisition. In June 1995, Sandy Corporation announced that it had received a proposal from Automatic Data Processing, Inc. There are no ongoing discussions regarding the Company's acquisition proposal at this time.

    The following table contains information about products and services offered by the Company.

                   Current
Markets            Offerings      Description                          Medium
_______            _________      ___________                          ______
Government &       LETN           Law Enforcement Television Network   S/V/W
 Public Services   FETN           Fire & Emergency Television Network   S/V
                   American Heat  American Heat                          V
                   Pulse          Pulse                                  V
                   EMU            Emergency Medical Update               V
                   GSTN           Government Services
                                   Television Network                    V

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

Corporate &        The CPA
 Professional       Report        The CPA Report                         V
                   PSTN           Professional Security
                                   Television Network                    V
                   AFTN           Accounting & Financial
                                   Television Network                    V
                   ITS            Industrial Training Systems           V/C
                   Tel-A-Train    Tel-A-Train                           V/C
                   ETC            Excellence in Training                 V
                   Safety Watch   Safety Watch                           V
                   ATSN           Accountants Television
                                   Satellite Network                     S
                   IDTN           Electronic Classroom                   I
                   EXEN           Executive Education Network            I

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

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Comparison of Six Months Ended June 30, 1995 to the Six Months Ended June 30, 1994:

    Revenues. The increase in revenues of $5,116,662 or 12% over the corresponding period last year is primarily attributable to revenue growth in networks internally-developed or acquired during the first quarter of 1994, such as IDTN and ETC. Revenues from the Company's six principal markets for the periods indicated were as follows:

       Markets                                       Revenues
_____________________________                __________________________
                                                  Six Months Ended
                                               June 30,       June 30,
                                                 1994          1995
                                             ____________    ____________
Government and Public Services . . . . .    $   9,084,858   $  10,063,961
Automotive . . . . . . . . . . . . . . .        5,274,477       5,428,164
Health Care. . . . . . . . . . . . . . .        9,469,819      10,323,731
Corporate and Professional . . . . . . .       11,097,176      13,824,173
Financial Services . . . . . . . . . . .        2,842,786       2,948,843
Education. . . . . . . . . . . . . . . .        4,478,794       4,931,154
Other. . . . . . . . . . . . . . . . . .          753,530         598,076
                                             ____________    ____________
    Total. . . . . . . . . . . . . . . .    $  43,001,440   $  48,118,102
                                             ____________    ____________
                                             ____________    ____________

    Revenues in the Government and Public Services market increased $979,103 or 11% primarily as a result of an increase in LETN workstation sales, a product introduced during the first quarter of 1995. Also contributing to this increase was EMU, a product acquired in the acquisition of Lockert Jackson in the first quarter of 1995; and GSTN, which continued to experience a growth in revenues as a result of an increase in subscribers over the same period last year.

    Revenues in the Automotive market increased $153,687 or 3% due primarily to an increase in revenues for WCMI resulting from several custom programming projects completed during the first six months of 1995. This increase was partially offset by a decrease in revenues for ASTN as a result of a decrease in subscribers over the same period last year.

    Revenues in the Health Care market increased $853,912 or 9% primarily due to LTCN which experienced an increase in revenues as a result of an increase in subscribers over the same period last year. In addition, WHTG experienced an increase in teleconference revenues in connection with its alliance with the Joint Commission on Accreditation of Healthcare Organizations.

    Revenues in the Corporate and Professional market increased $2,726,997 or 25% primarily as a result of IDTN's electronic classroom which began operations in the first quarter of 1994; and ETC, which was acquired in the first quarter of 1994. Partially offsetting these increases were decreases in one-time sales revenues for Tel-A-Train and ITS which management believes result from an industry-wide decline in safety training sales, and a decline in international sales as a result of the decline in economic conditions in Mexico.

    Revenues in the Financial Services market increased $106,057 or 4% due to an increase in subscription-based revenue as a result of an increase in subscribers for BTCC over the same period last year.

    Revenues in the Education market increased $452,360 or 10% over the same period last year primarily due to revenues generated from a government grant received in the first quarter of 1995.

    Programming and Production. Programming and production costs increased $664,456 or 8% primarily as a result of production costs associated with IDTN which began operations in early 1994, and royalties paid for ETC which was acquired in the first quarter of 1994. In addition, programming and production expenses for WCMI increased over the same period last year, as several custom programming projects were completed during the first six months of 1995 as compared with the same period last year. Offsetting these increases were decreases in programming and production costs for many of the Company's more mature satellite networks such as ASTN, LETN, TI-IN, FETN, IMN and HSTN, as a result of the more efficient use of production facilities and utilization of existing program inventory.

    Delivery and Transmission. An increase of $1,597,619 or 34% over the corresponding period last year is primarily due to an increase in transponder expense, resulting from an amendment in 1994 to the Company's long-term transponderlease which increased its satellite transponder capacity. Delivery and transmission costs also increased over the same period last year for IDTN, which began operations in early 1994. In addition, Tel-A-Train experienced a small increase in the cost of collateral materials and hardware from the first six months of 1994 to the first six months of 1995.

    Sales and Marketing. A decrease of $695,736 or 7% over the corresponding period last year is due primarily to a reduction in commission expense for ITS resulting from the decrease in revenues for the same period last year, and as a result of the implementation of a new sales commission plan in late 1994. LETN also experienced a reduction in commission expense resulting from the decrease in revenues over the same period last year. Partially offsetting these decreases were an increase in sales and marketing expenses attributable to the increase in LETN workstation sales; and an increase in marketing expense for ETC, which was acquired in the first quarter of 1994.

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

    General and Administrative. General and administrative expenses decreased $368,602 or 7%. This category includes operating costs for the Company's travel agency, bad debt expense, executive compensation, facilities and other expenses not directly attributed to the operation of the programming, production and
sales and marketing departments.   The decrease in general and administrative
expense over the same period last year is primarily attributable to the sale of the travel agency in the first quarter of 1995; the reduction of overhead expenses at Tel-A-Train; and the reduction in outside consulting expense for BTCC. These decreases were partially offset by an increase in general and administrative expense for ETC, which was acquired in the first quarter of 1994.

    Depreciation and Amortization. The $853,869 or 17% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink equipment at customer receive sites for the Company's satellite networks, as well as One-Touch equipment installed at TI-IN sites during 1994. Equipment installed for IDTN electronic classrooms, computer equipment and software, leasehold improvements and production equipment purchases necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization decreased slightly over the same period last year as certain intangible assets became fully-amortized.

    Interest. Interest expense decreased by $33,497 or 37% primarily as a result of the payment of $1,100,000 of long-term debt in December, 1994. Interest income increased $173,474 or 296% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

    Income Taxes. The provision for income taxes as a percentage of income before income taxes increased from 38% for the six-month period ended June 30, 1994 to 39.5% for the six-month period ended June 30, 1995 primarily as a result of an increase in non-deductible goodwill amortization, an increase in state income taxes and the application of graduated tax rates.



Comparison of Three Months Ended June 30, 1995 to the Three Months Ended June 30, 1994:

    Revenues. The increase in revenues of $1,119,693 or 5% over the corresponding period last year is primarily attributable to revenue growth in IDTN, a network internally-developed during the first quarter of 1994; and due to the introduction of LETN workstations during the first quarter of 1995. Revenues from the Company's six principal markets for the periods indicated were as follows:


       Markets                                         Revenues
___________________________________            _________________________
                                                  Three Months Ended
                                                 June 30,    June 30,
                                                   1994      1995
                                               ____________    ____________
Government and Public Services . . . . .      $   4,602,840   $   5,211,991
Automotive . . . . . . . . . . . . . . .          2,682,188       2,655,077
Health Care. . . . . . . . . . . . . . .          5,030,676       4,705,710
Corporate and Professional . . . . . . .          6,270,508       7,189,770
Financial Services . . . . . . . . . . .          1,354,831       1,524,138
Education. . . . . . . . . . . . . . . .          1,985,599       1,912,828
Other. . . . . . . . . . . . . . . . . .            437,614         284,435
                                               ____________    ____________
  Total. . . . . . . . . . . . . . . . .      $  22,364,256   $  23,483,949


    Revenues in the Government and Public Services market increased $609,151 or 13% primarily as a result of an increase in LETN workstation sales, a product introduced during the first quarter of 1995. Also contributing to this increase were revenues generated from EMU, a product acquired in the acquisition of Lockert Jackson in the first quarter of 1995; and GSTN, which continued to experience a growth in revenues as a result of an increase in subscribers over the same period last year.

    Revenues in the Automotive market decreased $27,111 or 1% due primarily to a decrease in subscribers for ASTN. This decrease was partially offset by an increase in revenues for WCMI attributable to several custom programming projects completed during the second quarter of 1995.

    Revenues in the Health Care market decreased $324,966 or 6% primarily as a result of a decrease in revenues for IMN and WHTG resulting from a reduction in teleconference series offered by these networks during the second quarter of 1995 over the same period last year. Partially offsetting this decrease was an increase in revenues for LTCN as a result of an increase in subscribers over the same period last year.

    Revenues in the Corporate and Professional market increased $919,262 or 15% primarily as a result of IDTN's electronic classroom which began operations in the first quarter of 1994. Partially offsetting these increases were decreases in one-time sales revenues for Tel-A-Train and ITS which management believes result from an industry-wide decline in safety training sales, and a decline in international sales as a result of a decline in economic conditions in Mexico.

    Revenues in the Financial Services market increased $169,307 or 12% due to an increase in subscription-based revenue as a result of an increase in subscribers for BTCC over the same period last year.

    Revenues in the Education market decreased $72,771 or 4% due to a decrease in production revenue generated from the summer migrant program during the same period last year. This decrease was partially offset by an increase in revenues generated from the introduction of elementary and middle school products and services, as well as the addition of new high school subscribers.

    Programming and Production. Programming and production costs decreased $439,688 or 9% primarily as a result of more efficient use of production facilities and utilization of existing programming inventory on the Company's more mature networks such as ASTN, LETN, HSTN and FETN. In addition, both IMN and TI-IN experienced a decrease in production expenses resulting from a decrease in production revenues for the second quarter of 1995 over the same period last year.

    Delivery and Transmission. An increase of $562,743 or 23% over the corresponding period last year is primarily due to an increase in transponder expense, resulting from an amendment in 1994 to the Company's long-term transponder lease which increased its satellite transponder capacity. Delivery and transmission costs also increased over the same period last year for IDTN, which began operations in early 1994. In addition, Tel-A-Train experienced a small increase in the cost of collateral material and hardware from the second quarter of 1994 to the second quarter of 1995.

    Sales and Marketing. A decrease of $660,153 or 12% over the corresponding period last year is due primarily to a reduction in commission expense for ITS and Tel-A-Train resulting from the decrease in revenues for the same period, and as a result of the implementation of a new sales commission plan in late 1994. Partially offsetting this decrease was an increase in sales and marketing expense attributable to LETN workstation sales, a product introduced in the first quarter of 1995.

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

    General and Administrative. General and administrative expenses decreased $318,413 or 12%. This category includes operating costs for the Company's travel agency, bad debt expense, executive compensation, facilities and other expenses not directly attributed to the operation of the programming, production
and sales and marketing departments.   The decrease in general and
administrative expense over the same period last year is primarily attributable to BTCC which experienced a decrease in outside consulting expense over the same period last year, and as a result of the sale of the travel agency in the first quarter of 1995.

    Depreciation and Amortization. The $454,551 or 18% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink and CDV equipment at LETN, FETN, HSTN, LTCN and TI-IN sites, as well as One-Touch equipment installed at TI-IN sites during 1994. Equipment installed for IDTN electronic classrooms, computer equipment and software, leasehold improvements and production equipment purchases necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization remained relatively stable with a slight decrease as certain intangible assets became fully-amortized.

    Interest. Interest expense decreased by $15,325 or 38% primarily as a result of the payment of $1,100,000 of long-term debt in December, 1994. Interest income increased $105,388 or 432% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

    Income Taxes. The provision for income taxes as a percentage of income before income taxes increased from 38% for the three-month period ended June 30, 1994 to 40% for the three-month period ended June 30, 1995 primarily as a result of an increase in non-deductible goodwill amortization, an increase in state income taxes and the application of graduated tax rates.

    Liquidity and Capital Resources. During the quarter ended June 30, 1995, the Company satisfied its liquidity needs principally from cash flow from operations. In addition, the Company has a credit facility under which the Company may borrow up to $18,000,000. No amounts had been drawn against this facility as of June 30, 1995. The facility, which has been extended through June 28, 1996, provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged. As of June 30, 1995, the Company had $9,369,211 in cash, cash equivalents and temporary investments.

    During the six months ended June 30, 1995, the Company generated approximately $8 million in cash from operations. Approximately $6 million in cash was used in investment activities, primarily in connection with the purchase of equipment, investment in program inventory and the acquisition of Lockert Jackson in the first quarter of 1995. The Company's financing activities during this period provided approximately $827,000 in cash, primarily resulting from the issuance of common stock.

    The Company has identified capital needs of approximately $6 million through mid-1996 primarily to fund additional purchases and installations of downlink equipment, computer hardware and software for the A/S 400, purchases and installation of equipment for EXEN classroom sites, and investments in program inventory. The Company believes that cash generated from operations, cash on hand, and funds available under the revolving line of credit will be sufficient to meet its budgeted capital and liquidity requirements through the foreseeable future.

                         Part II - Other Information

Item 1  - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults

     None

Item 4 - Submission of Matters to a Vote

     (a)    The annual shareholders' meeting was held on May 25, 1995.

     (b) Directors elected at the annual shareholders meeting were Carl Westcott, Jack T. Smith, Jeffrey M. Heller, Gary J. Fernandes, Stansfield Turner and Kern Wildenthal. All of the above have previously served as directors.

        The directors elected at the annual shareholders' meeting each received the following votes:

                                                        Broker
                                For         Withheld   Non-Votes
                             __________     ________   _________

        Carl Westcott        14,175,722      67,110        -
        Jack T. Smith        14,174,002      68,830        -
        Jeffrey M. Heller    14,175,522      67,110        -
        Gary J. Fernandes    13,339,522     903,310        -
        Stansfield Turner    14,210,122      32,710        -
        Kern Wildenthal      13,303,322     939,510        -

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     11.    Computation of Earnings Per Share

     27.    Financial Data Schedule

                                 SIGNATURES


   Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  WESTCOTT COMMUNICATIONS, INC.


Date:   August 14, 1995           By:   /s/  JACK T. SMITH
                                          (Jack T. Smith)
                                           President and
                                      Chief Operating Officer




Date:   August 14, 1995           By:  /s/ PHYLLIS FARRAGUT
                                        (Phyllis Farragut)
                                   Executive Vice President and
                                      Chief Financial Officer
                                    (Chief Accounting Officer)

                             INDEX TO EXHIBITS


                                                               Sequentially
                                                                   Numbered
          Exhibit                                                      Page


   11     Computation of Earnings Per Share

   27     Financial Data Schedule