Form 10-Q
period 1995-09-30
WESTCOTT COMMUNICATIONS INC
filed 1995-11-13
CIK 850670

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)

  [ X ]      Quarterly report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

  For the period ended September 30, 1995

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

                      Yes   X    No

  As of November 8, 1995 there were 19,746,565 shares of common stock outstanding.

                    WESTCOTT COMMUNICATIONS, INC.

                             INDEX


  PART I:  FINANCIAL INFORMATION
                                                               Page No.
  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets -
    December 31, 1994 and September 30, 1995. . . . . . . . . . . . 3

    Condensed Consolidated Statements of Income -
    Three Months and Nine Months Ended September 30, 1994 and 1995. 5

    Condensed Consolidated Statement of Shareholders' Equity -
    Nine Months Ended September 30, 1995. . . . . . . . . . . . . . 6

    Condensed Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 1994 and 1995 . . . . . . . . . 7

    Notes to Condensed Consolidated Financial Statements. . . . . . 9

  Item 2. Management's Discussion and Analysis of Results of
    Operations and Financial Condition. . . . . . . . . . . . . . . 12


  PART II:  OTHER INFORMATION

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                      Part I  - Financial Information

  Item 1 - Financial Statements

                    WESTCOTT COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                            December 31,     September 30,
                                               1994              1995
                                                             (Unaudited)
                                            ___________      ___________
Current assets:
  Cash and cash equivalents . . . . . . .  $  5,815,118     $ 12,906,644
  Accounts receivable (net of allowance
   for doubtful accounts of $776,000
   and $748,000 at December 31, 1994
   and September 30, 1995, respectively).    20,939,216       21,034,472
  Program inventory . . . . . . . . . . .     5,843,078        6,411,904
  Prepaid commissions . . . . . . . . . .     2,038,547        2,257,200
  Short-term investments. . . . . . . . .       718,437            -
  Other current assets. . . . . . . . . .     3,834,796        4,479,568
                                            ___________      ___________
   Total current assets . . . . . . . . .    39,189,192       47,089,787

  Property and equipment, at cost:
   Downlink equipment . . . . . . . . . .    32,267,208       33,742,255
   Studio equipment . . . . . . . . . . .    10,990,730       11,368,800
   Office furniture and equipment . . . .    12,096,651       13,641,278
   Leasehold improvements . . . . . . . .     2,499,308        2,574,696
                                            ___________      ___________
                                             57,853,897       61,327,029
  Accumulated depreciation and
   amortization . . . . . . . . . . . . .   (22,298,155)     (27,967,114)
                                            ___________      ___________
                                             35,555,742       33,359,915
  Other assets:
   Equipment inventory. . . . . . . . . .     2,648,086        1,593,566
   Program inventory. . . . . . . . . . .     9,802,493       12,293,306
   Goodwill (net of accumulated
    amortization of $3,197,000 and
    $4,389,000 December 31, 1994 and
    September 30, 1995, respectively) . .    16,491,866       20,899,676
   Other intangibles, (net of accumulated
    amortization  of $3,144,000 and
    $3,759,000 at December 31, 1994
    and September 30, 1995, respectively)     2,997,859        5,092,378
   Other assets . . . . . . . . . . . . .     2,302,066        1,699,864
                                            ___________      ___________
                                           $108,987,304     $122,028,492
                                            ___________      ___________
                                            ___________      ___________

                         WESTCOTT COMMUNICATIONS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                            December 31,   September 30,
                                                1994          1995
                                                           (Unaudited)
                                            ___________    _____________
  Current liabilities:
    Accounts payable. . . . . . . . . . .  $  2,430,582   $  2,933,821
    Income taxes payable. . . . . . . . .       213,436      2,166,209
    Accrued liabilities . . . . . . . . .     4,557,849      5,071,466
    Deferred income taxes . . . . . . . .     1,154,962          -
    Unearned revenue. . . . . . . . . . .    14,994,796     13,312,780
    Current portion of long-term
     obligations. . . . . . . . . . . . .        10,000         10,000
                                            ___________    ___________
        Total current liabilities . . . .    23,361,625     23,494,276

  Long-term obligations . . . . . . . . .        32,254         23,163

  Deferred income taxes . . . . . . . . .     1,162,672      1,231,989

  Minority interest liability . . . . . .       132,940        232,837

  Shareholders' equity:
    Common stock, $.01 par value; 29,000,000
      shares authorized; 19,561,123 and
      19,744,480 shares issued at
      December 31, 1994 and
      September 30, 1995, respectively. .       195,611        197,444
    Additional paid-in capital. . . . . .    71,398,368     73,425,528
    Retained earnings . . . . . . . . . .    12,859,978     23,579,399
    Less treasury shares at cost;
      45,920 shares . . . . . . . . . . .      (156,144)      (156,144)
                                            ___________    ___________
        Total shareholders' equity. . . .    84,297,813     97,046,227
                                            ___________    ___________
                                           $108,987,304   $122,028,492
                                            ___________    ___________
                                            ___________    ___________

                          See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           Three Months ended
                                             September 30,
                                    _____________________________
                                        1994             1995
                                    ___________       ___________
Revenues. . . . . . . . . . . . .  $ 22,181,704      $ 24,135,683
Cost of revenues:
   Programming and production . .     4,740,470         4,548,588
   Delivery and transmission. . .     2,524,744         3,306,473
   Sales and marketing. . . . . .     5,183,184         5,267,891
   General and administrative . .     2,392,708         2,295,482
   Depreciation and amortization      2,416,164         3,047,861
                                    ___________       ___________
     Total. . . . . . . . . . . .    17,257,270        18,466,295

Income from operations. . . . . .     4,924,434         5,669,388

Interest expense. . . . . . . . .       (41,470)          (36,071)
Interest income . . . . . . . . .        10,891           146,112
Other income (expense). . . . . .         2,063             4,311
                                    ___________       ___________

Income before income taxes. . . .     4,895,918         5,783,740
Provision for income taxes. . . .     1,864,700         2,313,496
                                    ___________       ___________
Net income available to common
   shareholders . . . . . . . . .  $  3,031,218      $  3,470,244
                                    ___________       ___________
                                    ___________       ___________

Earnings per common share
   (Note 2) . . . . . . . . . . .  $        .16      $        .18
                                    ___________       ___________
                                    ___________       ___________

Weighted average common
   and common equivalent
   shares outstanding . . . . . .    19,436,378        19,692,884
                                    ___________       ___________
                                    ___________       ___________

                             See accompanying notes.

                          WESTCOTT COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                     _____________________________
                                        1994               1995
                                    ___________       ____________

Revenues. . . . . . . . . . . . .  $ 65,183,144      $ 72,253,785
Cost of Revenues:
   Programming and production . .    13,835,094        14,071,943
   Delivery and transmission. . .     7,436,015         9,600,109
   Sales and marketing. . . . . .    15,504,947        15,108,860
   General and administrative . .     7,372,030         7,142,238
   Depreciation . . . . . . . . .     7,410,704         8,896,270
                                    ___________       ___________
     Total. . . . . . . . . . . .    51,558,790        54,819,420

Income from operations. . . . . .    13,624,354        17,434,365

Interest expense. . . . . . . . .      (131,766)          (92,872)
Interest income . . . . . . . . .        69,562           378,258
Other income (expense). . . . . .       (52,863)           41,874
                                    ___________       ___________

Income before income taxes. . . .    13,509,287        17,761,625
Provision for income taxes. . . .     5,109,381         7,042,204
                                    ___________       ___________

Net income available to common
   shareholders . . . . . . . . .  $  8,399,906      $ 10,719,421
                                    ___________       ___________
                                    ___________       ___________

Earnings per common share
   (Note 2) . . . . . . . . . . .  $        .43      $        .55
                                    ___________       ___________
                                    ___________       ___________

Weighted average common
   and common equivalent
   shares outstanding . . . . . .    19,340,977        19,618,902
                                    ___________       ___________
                                    ___________       ___________

                       See accompanying notes.

                           WESTCOTT COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the nine months ended September 30, 1995
                                 (Unaudited)
                                                                Additional
                                       Common Stock               paid-in
                                   Shares          Amount         capital
                                 ___________    ___________    ___________
Balance at December 31, 1994. .   19,561,123   $    195,611   $ 71,398,368

Issuance of Common Stock under
   Employee Stock Purchase Plan        7,169             72         86,763

Issuance of Common Stock under
   Employee Stock Option Plan
   and Non-Employee Stock
   Option Plan, including federal
   income tax benefit (Note 2) .      31,000            310        240,377

Net Income . . . . . . . . . . .        -              -              -
                                  ___________    __________    ___________

Balance at March 31, 1995. . . .   19,599,292       195,993     71,725,508

Issuance of Common Stock under
   ETC Purchase Agreement (Note 3)     45,045           450        624,550

Issuance of Common Stock under
   Employee Stock Purchase Plan         6,204            62         80,690

Issuance of Common Stock under
   Employee Stock Option Plan
   and Non-Employee Stock Option
   Plan, including federal income
   tax benefit (Note 2) . . . . .      83,450           834        864,505

Net Income. . . . . . . . . . . .        -             -              -
                                  ___________   ___________    ___________

Balance at June 30, 1995. . . . .  19,733,991       197,339     73,295,253

Issuance of Common Stock under
   Employee Stock Purchase Plan         5,289            53         69,630

Issuance of Common Stock under
   Employee Stock Option Plan
   and Non-Employee Stock Option
   Plan, including federal income
   tax benefit (Note 2) . . . . .       5,200            52         60,645

Net Income. . . . . . . . . . . .         -            -              -
                                  ___________   ___________    ___________

Balance at September 30, 1995 . .  19,744,480  $    197,444   $ 73,425,528
                                  ___________   ___________    ___________
                                  ___________   ___________    ___________

                           See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the nine months ended September 30, 1995
                                  (Unaudited)

                                        Retained       Treasury
                                        earnings        shares
                                      ___________    ___________
Balance at December 31, 1994. . . .  $ 12,859,978   $   (156,144)

Issuance of Common Stock under
   Employee Stock Purchase Plan . .        -               -

Issuance of Common Stock under
   Employee Stock Option Plan
   and Non-Employee Stock Option
   Plan, including federal income
   tax benefit (Note 2) . . . . . .        -               -

Net Income. . . . . . . . . . . . .     3,809,243          -
                                      ___________    ___________

Balance at March 31, 1995 . . . . .    16,669,221       (156,144)

Issuance of Common Stock under
   ETC Purchase Agreement (Note 3).        -               -

Issuance of Common Stock under
   Employee Stock Purchase Plan . .        -               -

Issuance of Common Stock under
   Employee Stock Option Plan
   and Non-Employee Stock Option
   Plan, including federal income
   tax benefit (Note 2) . . . . . .        -               -

Net Income. . . . . . . . . . . . .    3,349,934           -
                                     ___________      __________

Balance at June 30, 1995. . . . . .   20,109,155        (156,144)

Issuance of Common Stock under
   Employee Stock Purchase Plan . .        -               -

Issuance of Common Stock under
   Employee Stock Option Plan
   and Non-Employee Stock Option
   Plan, including federal income
   tax benefit (Note 2) . . . . . .        -               -

Net income. . . . . . . . . . . . .    3,470,244           -
                                     ___________     ___________

Balance at September 30, 1995 . . . $ 23,579,399    $   (156,144)
                                     ___________     ___________
                                     ___________     ___________

                        See accompanying notes.

                          WESTCOTT COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                             Nine Months ended September 30,
                                             _______________________________
                                                  1994              1995
                                              ___________       ____________
Operating activities:
  Net income . . . . . . . . . . . . . .     $  8,399,906      $  10,719,421
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . .        7,410,704          8,896,270
    Deferred income taxes. . . . . . . .       (1,522,796)             -
    Loss on sale of property and equipment          3,480             22,729
    Changes in operating assets
     and liabilities:
       Accounts receivable . . . . . . .       (8,160,989)             1,106
       Other current assets and
         prepaid commissions . . . . . .       (2,472,854)          (793,317)
       Accounts payable and
         accrued liabilities . . . . . .          237,227         (1,536,645)
       Income taxes payable. . . . . . .        4,388,599          1,952,773
       Unearned revenue. . . . . . . . .        2,552,371         (2,798,963)
                                              ___________        ___________
       Net cash provided by
         operating activities. . . . . .       10,835,648         16,463,374

Investing activities:
   Net (increase) decrease in investments        (409,248)           718,437
   Additions to property and equipment. .      (9,952,130)        (3,869,593)
   Net increase in other assets . . . . .      (1,867,685)        (1,573,530)
   Net additions to program inventory . .      (3,193,357)        (2,865,733)
   Net additions to interest in partnership        49,382             99,897
   Proceeds from sale of assets . . . . .           -                 22,827
   Purchase business combinations,
     Net of cash acquired (Note 3). . . .          10,662         (2,858,548)
                                              ___________        ___________
        Net cash used in
          investing activities. . . . . .     (15,362,376)       (10,326,243)

Financing activities:
   Payments on short-term debt
     and long-term debt . . . . . . . . .        (391,745)          (449,598)
   Proceeds from issuance of stock, net .       2,111,217          1,403,993
                                              ___________        ___________
        Net cash provided by (used in)
          financing activities. . . . . .       1,719,472            954,395

Net increase (decrease) in cash
  and cash equivalents . . . . . . . . .       (2,807,256)         7,091,526
Cash and cash equivalents at
  beginning of period. . . . . . . . . .        5,545,539          5,815,118
                                              ___________        ___________
Cash and cash equivalents at end of period   $  2,738,283       $ 12,906,644
                                              ___________        ___________
                                              ___________        ___________

Supplemental disclosures of
  cash flow information
    Cash paid during the period:
       Interest. . . . . . . . . . . . .      $     2,093      $      36,071
       Income taxes. . . . . . . . . . .      $    14,414      $   1,185,404


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

    During the first nine months of 1995, the Company recognized a federal income tax benefit of approximately $226,000 resulting from the exercise of employee stock options. Under generally accepted accounting principles, this federal income tax benefit is recognized as a deferred tax asset and added to additional paid-in-capital in the period of the tax deduction.

    These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

  2. Earnings per share. Earnings per share are computed based on the weighted average number of common, and when material, common equivalent shares outstanding.

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

    Effective March 1, 1995, the Company acquired all of the outstanding stock of Lockert Jackson & Associates, Inc. ("Lockert Jackson") in exchange for a cash payment of $1,500,000 and the assumption of approximately $2,075,000 of liabilities. In addition, the Company made a one-time payment of $500,000 in return for five-year non-competition agreements, and will pay approximately $318,000 of additional purchase price over the next three years. Lockert Jackson is nationally recognized as a producer and distributor of "Emergency Medical Update" and "Safety Watch," subscription based emergency medical and safety video training products. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Lockert Jackson are included in the Company's consolidated financial statements commencing March 1, 1995.

    Effective August 1, 1995, the Company acquired certain assets of Capital Training Company ("CTC") in exchange for a cash payment of $1,380,000 and the assumption of approximately $218,000 of liabilities. In addition, the Company will pay approximately $250,000 of additional purchase price over the next two years. CTC produces and distributes videotape training products for the financial services industry. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of CTC are included in the Company's consolidated financial statements commencing August 1, 1995.

                      WESTCOTT COMMUNICATIONS, INC.
    Notes to Condensed Consolidated Financial Statements - (Continued)
                             (Unaudited)


    Pro forma income statement data for the Lockert Jackson and Capital Training Company acquisitions are not presented as the pro forma impact on the Company's financial statements is not material.

  4. Long-term Obligations. Effective June 28, 1993, the Company entered into a two-year revolving credit facility with its bank pursuant to which it may borrow up to $18,000,000. After the revolver term expires, outstanding amounts under this facility would be convertible into a four-year term loan. Effective June 28, 1995, this credit facility was extended for one year to June 28, 1996. The facility provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one-half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged.

    The credit facility contains various restrictive covenants which, among other things, prohibit the payment of dividends and require the Company to maintain certain financial and tangible net worth ratios. The facility is secured by studio equipment, downlink equipment, other equipment and fixtures, subsidiary stock and accounts receivable. At September 30, 1995, there were no amounts borrowed under this facility.

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

Automotive        ASTN            Automotive Satellite
                                    Television Network                    S
                  Detroit (WCMI)  Custom Programming                     N/A

Health Care       HSTN            Health & Sciences Television Network    S
                  AHA             American Hospital Association           T
                  WHTG            Healthcare Teleconference Group         T
                  PSYCHNET        Sponsored Programming                   S
                  LTCN            Long Term Care Network                  S
                  IMN             Custom Programming                     N/A
                  FMTN            Family Medical Television Network       S

Corporate &       The CPA Report  The CPA Report                          V
 Professional     PSTN            Professional Security
                                    Television Network                    V
                  AFTN            Accounting & Financial
                                    Television Network                    V
                  ITS             Industrial Training Systems            V/C
                  Tel-A-Train     Tel-A-Train                            V/C
                  ETC             Excellence in Training                  V
                  Safety Watch    Safety Watch                            V
                  ATSN            Accountants Television
                                    Satellite Network                     S
                  IDTN            Electronic Classroom                    I
                  EXEN            Executive Education Network             I

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

    Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

  Results of Operations:

  Comparison of Nine Months Ended September 30, 1995 to the Nine Months Ended September 30, 1994:

    Revenues. The increase in revenues of $7,070,641 or 11% over the corresponding period last year is primarily attributable to continued revenue growth in networks internally-developed or acquired since the first quarter of 1994, such as IDTN, EMU, ETC, Safety Watch, and ATSN. Also contributing to this overall growth in revenues was an increase in LETN workstation sales. Revenues from the Company's six principal markets for the periods indicated were as follows:

             Markets                                 Revenues
   _____________________________           _______________________________
                                                 Nine Months Ended
                                           September 30,    September 30,
                                               1994             1995
                                           ___________      _____________

  Government and Public Services . . .    $ 13,792,243      $ 15,648,236
  Automotive . . . . . . . . . . . . .       7,968,700         7,972,906
  Health Care. . . . . . . . . . . . .      14,156,790        14,986,022
  Corporate and Professional . . . . .      17,480,947        21,552,709
  Financial Services . . . . . . . . .       4,225,605         4,530,821
  Education. . . . . . . . . . . . . .       6,360,436         6,650,565
  Other. . . . . . . . . . . . . . . .       1,198,423           912,526
                                           ___________       ___________
  Total. . . . . . . . . . . . . . . .    $ 65,183,144      $ 72,253,785
                                           ___________       ___________
                                           ___________       ___________

    Revenues in the Government and Public Services market increased $1,855,993 or 13% primarily as a result of an increase in LETN workstation sales, a product introduced during the first quarter of 1995. Also contributing to this increase was EMU, a product acquired in the acquisition of Lockert Jackson in the first quarter of 1995; and GSTN, which continued to experience a growth in revenues as a result of an increase in subscribers over the same
  period last year.   Partially offsetting these increases was a decrease in
  revenues for LETN and FETN, which both experienced a decline in subscribers over the same period last year.

    Revenues in the Automotive market remained constant over the same period last year, though WCMI experienced an increase in revenues resulting from several custom programming projects completed during the first nine months of 1995. This increase was partially offset by a decrease in revenues for ASTN as a result of a decrease in subscribers over the same period last year.

    Revenues in the Health Care market increased $829,232 or 6% primarily due to LTCN which experienced an increase in revenues as a result of an increase in subscribers over the same period last year. In addition, WHTG experienced an increase in teleconference revenues in connection with its alliance with the Joint Commission on Accreditation of Healthcare Organizations.
  Offsetting these increases was a decrease in revenues for HSTN as a result of a decrease in subscribers over the same period last year. Management believes this decrease in subscribers has stabilized over the second and third quarter of 1995.

    Revenues in the Corporate and Professional market increased $4,071,762 or 23% primarily as a result of IDTN's electronic classroom which began operations in the first quarter of 1994; and ETC, which was acquired in the first quarter of 1994. Also contributing to this increase was Safety Watch, a product acquired in the acquisition of Lockert Jackson in the first quarter of 1995, and the introduction of ATSN, an internally-developed network which began operations in the second quarter of 1995. Partially offsetting these increases were decreases in one-time sales revenues for Tel-A-Train and ITS which management believes result from an industry-wide decline in safety training sales, and a decline in international sales as a result of the decline in economic conditions in Mexico.

    Revenues in the Financial Services market increased $305,216 or 7% due to an increase in subscription-based revenue as a result of an increase in subscribers for BTCC over the same period last year; as well as the acquisition of CTC in the third quarter of 1995.

    Revenues in the Education market increased $290,129 or 5% over the same period last year primarily due to revenues generated from a government grant received in the first quarter of 1995.

    Programming and Production. Programming and production costs increased $236,849 or 2% primarily as a result of production costs associated with IDTN which began operations in early 1994. In addition, programming and production expenses for WCMI increased over the same period last year, as several custom programming projects were completed during the first nine months of 1995 as compared with the same period last year. Offsetting these increases were decreases in programming and production costs for many of the Company's more mature satellite networks such as LETN, IMN, ASTN, FETN and HSTN, as a result of the more efficient use of production facilities and utilization of existing program inventory.

    Delivery and Transmission. An increase of $2,164,094 or 29% over the corresponding period last year is primarily due to an increase in transponder expense, resulting from an amendment in 1994 to the Company's long-term transponder lease which increased its satellite transponder capacity. Delivery and transmission costs also increased over the same period last year for IDTN, which began operations in early 1994. In addition, Tel-A-Train experienced an increase in delivery costs as a result of a large one-time sale of videotape products to Columbia during the third quarter of 1995.

    Sales and Marketing. A decrease of $396,087 or less than 3% over the corresponding period last year is due primarily to a reduction in commission expense for ITS resulting from a decrease in sales for the same period last year, the implementation of a new sales commission plan and the closing of the New Jersey sales office in late 1994. LETN, ASTN and FETN also experienced a reduction in commission expense resulting from the decrease in sales over the same period last year. Partially offsetting these decreases were an increase in sales and marketing expenses and cost of goods sold attributable to the increase in LETN workstation sales; and an increase in marketing expense attributable to ATSN, an internally-developed network which began operations in the second quarter of 1995.

    Sales personnel are compensated through commissions on new sales and renewals, supplemented by a small base salary. Therefore, commission expense for most of the satellite networks in any reporting period will vary with the number of subscriptions and renewals sold during such reporting period. However, commissions relating to videotape and teleconference networks, as well as TI-IN, are deferred and amortized over the life of the respective contract, which is generally a period of one to three years.

    General and Administrative. General and administrative expenses decreased $229,792 or 3%. This category includes operating costs for the Company's travel agency, bad debt expense, executive compensation, facilities and other expenses not directly attributed to the operation of the programming,
  production and sales and marketing departments.   The decrease in general and
  administrative expense over the same period last year is primarily attributable to the reduction in outside consulting expense for BTCC, the reduction of overhead expenses at Tel-A-Train; and the sale of the travel agency in the first quarter of 1995. These decreases were partially offset by an increase in general and administrative expense for ETC, which was acquired in the first quarter of 1994.

    Depreciation and Amortization. The $1,485,566 or 20% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink equipment at customer receive sites for the Company's satellite networks. Computer equipment and software, One-Touch equipment installed at TI-IN sites, equipment installed for IDTN electronic classrooms, leasehold improvements and production equipment purchases necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization increased over the same period last year primarily as a result of intangibles acquired in the acquisitions of ETC, Lockert Jackson and Capital Training Company since the first quarter of 1994.

    Interest. Interest expense decreased by $38,894 or 30% primarily as a result of the payment of $1,100,000 of long-term debt in December, 1994. Interest income increased $308,696 or 444% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

    Income Taxes. The provision for income taxes as a percentage of income before income taxes increased from 38% for the nine-month period ended September 30, 1994 to 40% for the nine-month period ended September 30, 1995 primarily as a result of an increase in non-deductible goodwill amortization, an increase in state income taxes and the application of graduated tax rates.



  Comparison of Three Months Ended September 30, 1995 to the Three Months Ended September 30, 1994:

    Revenues. The increase in revenues of $1,953,979 or 9% over the corresponding period last year is primarily attributable to the introduction of LETN workstations during the first quarter of 1995, and continued revenue growth in IDTN, a network internally-developed during the first quarter of 1994. Revenues from the Company's six principal markets for the periods indicated were as follows:

            Markets                                   Revenues
  ________________________________          _______________________________
                                                  Three Months Ended
                                             September 30,    September 30,
                                                 1994            1995
                                             ___________      ___________
  Government and Public Services . . .      $  4,707,384     $  5,518,193
  Automotive . . . . . . . . . . . . .         2,694,222        2,544,742
  Health Care. . . . . . . . . . . . .         4,686,971        4,662,291
  Corporate and Professional . . . . .         6,383,774        7,794,616
  Financial Services . . . . . . . . .         1,382,819        1,581,978
  Education. . . . . . . . . . . . . .         1,881,642        1,719,411
  Other. . . . . . . . . . . . . . . .           444,892          314,452
                                             ___________      ___________
    Total. . . . . . . . . . . . . . . .    $ 22,181,704     $ 24,135,683
                                             ___________      ___________
                                             ___________      ___________

    Revenues in the Government and Public Services market increased $810,809 or 17% primarily as a result of an increase in LETN workstation sales, a product introduced during the first quarter of 1995. Also contributing to this increase were revenues generated from EMU, a product acquired in the acquisition of Lockert Jackson in the first quarter of 1995. Partially offsetting this increase was a decrease in revenues for LETN as a result of a decrease in subscribers over the same period last year.
    Revenues in the Automotive market decreased $149,480 or 6% due primarily to a decrease in subscribers for ASTN. This decrease was partially offset by an increase in revenues for WCMI attributable to several custom programming projects completed during the third quarter of 1995.

    Revenues in the Health Care market decreased $24,680 or 1% primarily as a result of a decrease in revenues for HSTN and AHA as a result of a decrease in subscribers and subscriber sites over the same period last year. Partially offsetting this decrease was an increase in revenues for LTCN as a result of an increase in subscribers over the same period last year. IMN also experienced an increase in revenues as a result of an increase in the number of teleconference series offered by this network during the third quarter of 1995 over the same quarter last year.

    Revenues in the Corporate and Professional market increased $1,410,842 or 22% primarily as a result of IDTN's electronic classroom which began operations in the first quarter of 1994; and Tel-A-Train which experienced an increase in revenues as a result of a large sale of videotape products in
  Columbia during the third quarter of 1995.   Partially offsetting this
  increase was a decrease in revenues for ETC resulting from exceptional sales reported for the third quarter of 1994 from the introduction of an internally-produced program, when no such programs were introduced during the third quarter of 1995.

    Revenues in the Financial Services market increased $199,159 or 14% due to an increase in subscription-based revenue as a result of an increase in subscribers for BTCC over the same period last year; as well as the acquisition of CTC in the third quarter of 1995.

    Revenues in the Education market decreased $162,231 or 9% primarily due to a decrease in the number of student enrollments over the same period last year.

    Programming and Production. Programming and production costs decreased $191,882 or 4% primarily as a result of more efficient use of production facilities, utilization of existing programming inventory, and a reduction in printing and publishing expenditures. In addition, ETC experienced a decrease in royalty expenses resulting from a decrease in revenues for the third quarter of 1995 over the same period last year. Offsetting these decreases was an increase in programming and production expenses for IDTN, which began operations in early 1994.

    Delivery and Transmission. An increase of $781,729 or 31% over the corresponding period last year is primarily due to an increase in delivery costs for Tel-A-Train as a result of a large one-time sale of videotape
  products to Columbia in the third quarter of 1995.   In addition,  delivery
  and transmission costs increased over the same period last year as a result of an increase in the proportion of service related activity as opposed to installation and CLI conversion activity.

    Sales and Marketing. An increase of $84,707 or 2% over the corresponding period last year is due primarily to an increase in commission expense for Tel-A-Train resulting from the large one-time sale of videotape products to Columbia during the third quarter of 1995. Also contributing to this increase was an increase in commissions and cost of goods sold related to the increase in LETN workstations sales, and to the introduction of ATSN, an internally-developed network which began operations in mid-1995. Partially offsetting this increase was a decrease in sales and marketing expense for ITS, ASTN and LETN as a result of a decline in sales over the same period last year.

    Sales personnel are compensated through commissions on new sales and renewals, supplemented by a small base salary. Therefore, commission expense for most of the satellite networks in any reporting period will vary with the number of subscriptions and renewals sold during such reporting period.

  However, commissions relating to videotape and teleconference networks, as well as TI-IN, are deferred and amortized over the life of the respective contract, which is generally a period of one to three years.

    General and Administrative. General and administrative expenses decreased $97,226 or 4%. This category includes operating costs for the Company's travel agency, bad debt expense, executive compensation, facilities and other expenses not directly attributed to the operation of the programming,
  production and sales and marketing departments.   The decrease in general and
  administrative expense over the same period last year is primarily attributable to the sale of the travel agency in the first quarter of 1995; and to BTCC which experienced a decrease in outside consulting expense over the same period last year.

    Depreciation and Amortization. The $631,697 or 26% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink and CDV equipment at LTCN, AHA, TI-IN, ATSN, EXEN and HSTN sites. Computer equipment and software, One-Touch equipment installed at TI-IN sites, equipment installed for IDTN electronic classrooms, leasehold improvements and production equipment purchases necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization increased as a result of intangible assets acquired in the acquisitions of Lockert Jackson and Capital Training Company during 1995.

    Interest. Interest expense decreased by $5,399 or 13% primarily as a result of the payment of $1,100,000 of long-term debt in December, 1994. Interest income increased $135,221 or 1242% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

    Income Taxes. The provision for income taxes as a percentage of income before income taxes increased from 38% for the three-month period ended September 30, 1994 to 40% for the three-month period ended September 30, 1995 primarily as a result of an increase in non-deductible goodwill amortization, an increase in state income taxes and the application of graduated tax rates.

    Liquidity and Capital Resources. During the quarter ended September 30, 1995, the Company satisfied its liquidity needs principally from cash flow from operations. In addition, the Company has a credit facility under which the Company may borrow up to $18,000,000. No amounts had been drawn against this facility as of September 30, 1995. The facility, which has been extended through June 28, 1996, provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged. As of September 30, 1995, the Company had $12,906,644 in cash, cash equivalents and temporary investments.

    During the nine months ended September 30, 1995, the Company generated approximately $16 million in cash from operations. Approximately $10 million in cash was used in investment activities, primarily in connection with the purchase of equipment, investment in program inventory and the acquisition of Lockert Jackson and Capital Training Company during 1995. The Company's financing activities during this period provided approximately $954,000 in cash, primarily resulting from the issuance of common stock under the Employee Stock Purchase Plan.

    The Company has identified capital needs of approximately $8 million through 1996 primarily to fund additional purchases and installations of downlink equipment, computer hardware and software for the A/S 400, purchases and installation of equipment for EXEN classroom sites, and investments in program inventory. The Company believes that cash generated from operations, cash on hand, and funds available under the revolving line of credit will be sufficient to meet its budgeted capital and liquidity requirements through the foreseeable future.

                        Part II - Other Information

  Item 1  - Legal Proceedings

        None

  Item 2  - Changes in Securities

        None

  Item 3  - Defaults

        None

  Item 4  - Submission of Matters to a Vote

        None

  Item 5  - Other Information

        None

  Item 6  - Exhibits and Reports on Form 8-K

       2. Asset Purchase Agreement between Capital Training Company, its Majority Stockholder and Bankers Consulting Company, dated August 1, 1995.

      11.  Computation of Earnings Per Share

      27.  Financial Data Schedule

                           SIGNATURES



     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WESTCOTT COMMUNICATIONS, INC.


  Date: November 13, 1995     By:        /s/  JACK T. SMITH
                                          (Jack T. Smith)
                                           President and
                                      Chief Operating Officer




  Date:  November 13, 1995     By:       /s/ PHYLLIS FARRAGUT
                                         (Phyllis Farragut)
                                   Executive Vice President and
                                      Chief Financial Officer
                                     (Chief Accounting Officer)