Form 10-K
period 1995-12-31
WESTCOTT COMMUNICATIONS INC
filed 1996-03-27
CIK 850670

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD
                FROM __________________ TO ___________________

                        COMMISSION FILE NUMBER  0-18194


                         WESTCOTT COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                          75-2110878
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


          1303 MARSH LANE
         CARROLLTON, TEXAS                                    75006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 417-4100
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------

                         Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES [X]     NO[_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by non-affiliates on March 15, 1996 was $262,581,180.

     As of March 15, 1996, there were 19,805,330 shares of Westcott Communications, Inc. Common Stock $.01 par value outstanding.

     Registrant's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the 1993 fiscal year, is incorporated by reference in Part III hereof.

================================================================================

                                    PART I.

ITEM 1.  BUSINESS


THE COMPANY

     Westcott Communications, Inc. was incorporated under the laws of the State of Texas in May, 1986. Unless the context requires otherwise, all references to the "Company" or "Westcott Communications" refer to Westcott Communications, Inc. and its subsidiaries. The Company's executive offices are located Galleria Tower II, 13th Floor, 13455 Noel Road, Dallas, Texas 75240. The Company's mailing address is 1303 Marsh Lane, Carrollton, Texas 75006, and its telephone number at that location is (214) 416-4100.

     The Company educates, trains and informs individuals with common interests in selected markets by providing value-added products and services using appropriate communication technologies. By combining the talents and knowledge of industry experts with its creative programming, production, marketing and satellite communications expertise, the Company seeks to produce original, national network quality programming that meets the training, educational and informational needs of the Company's target markets while retaining the entertaining and visually stimulating character of consumer television and video. The Company currently delivers programming to the following markets: the government and public services market through the Law Enforcement Television Network ("LETN") and Fire & Emergency Television Network ("FETN") satellite networks, and American Heat, PULSE/Emergency Medical Update and the Government Services Television Network ("GSTN") videotape subscription services; the automotive market through the Automotive Satellite Television Network ("ASTN") satellite network; the health care market through the Health & Sciences Television Network ("HSTN") and the Long Term Care Network ("LTCN") satellite networks, and the American Hospital Association ("AHA") and Westcott Healthcare Teleconference Group ("WHTG") video seminar operations; the corporate and professional market through the Professional Security Television Network ("PSTN"), CPA Report and Accounting and Financial Television Network ("AFTN") videotape subscription services, Excellence In Training Corporation ("ETC"), Industrial Training Systems Corporation ("ITS"), Tel-A-Train, Inc. ("Tel-A-Train") and Safety Watch ("Safety Watch") single tape sales, videotape library services, the Executive Education Network ("EXEN") interactive satellite network and the Interactive Distance Training Network ("IDTN") electronic classroom facilities; the primary and secondary education market through the TI-IN Network ("TI-IN") satellite network; and the financial services market through the Bankers Training and Consulting Company ("BTCC") videotape library service. The Company owns and operates all of its networks either as divisions or wholly owned subsidiaries, except GSTN which is operated as a limited liability partnership in which the Company is the managing partner and holds a 50% partnership interest.

     The Company believes there are additional markets that are conducive to the use of private satellite, videotape, computer-based and interactive programming for their training and educational needs. The Company seeks to identify these potential new markets, develop programming tailored to serve those markets and deliver that programming through these and other multimedia technologies. In addition to the development and acquisition of new networks and services, the Company continually seeks to enhance the quality and variety of services offered by its existing networks. Company specialists work with various licensing organizations and industry leaders to develop programs and test formats acceptable for continuing professional education, accreditation, certification or other requirements of local, state and national boards.

     Workers in both the private and public sectors face a continuing need for training and education. The demand for higher standards, stricter accreditation requirements and increased specialization cuts across professional lines, from firefighters to CPAs, and is driven by increasing levels of regulation, litigation and competition in all sectors of employment. These training and educational needs have traditionally been addressed through the use of relatively expensive in-house training departments and off-site seminars. These traditional training and educational methods have a limited ability to efficiently provide consistent, timely, high quality professional education programs due to the time and cost of designing, implementing and travel involved in such programs.

     Electronic communications media such as broadcast, cable television and video interactivity have created the opportunity to dramatically change the quality, cost and delivery of training and education services. In particular, satellite and videotape technology permit the delivery of material to targeted audiences. Interactive capabilities increase the learning potential and retention of the information delivered and provide a more dynamic delivery environment. These technologies enable expert instructors to reach a larger audience, while providing economies of scale through a larger distribution base and greater consistency in training.

     The Company believes that the ability of television to reach its full potential as a training, educational and informational vehicle is dependent on program content and production quality. The effectiveness of television as a communications medium results from its ability to create visually stimulating images that capture and hold the viewer's attention while conveying information. As production techniques used in national network television have become increasingly sophisticated, viewers have become accustomed to and expect state-of-the art productions. To be effective, instructional programming must provide viewers with information in a format that contains the same technical and programming qualities found in national network broadcast television.

     The Company's business strategy is to provide quality, industry-specific training, education and information to address the needs of selected, well-defined markets. The Company's business, electronic classroom and government markets share the following characteristics: (I) an ongoing need to inform and train employees or provide continuing education for state accreditation or licensing requirements in a timely, convenient and consistent fashion; (ii) the availability of highly skilled trainers and educators whose services could previously reach only a small part of the work force; (iii) a large and widely dispersed work force sharing common concerns and interests; and (iv) an audience that can be segmented into one or more target audiences, each with homogeneous, well-defined training needs and objectives. The Company's education market has similar characteristics but is targeted toward primary and secondary teacher and student audiences. The Company's management team and selected experts have significant experience in and detailed knowledge of its selected markets, providing overall direction to the content of the Company's programming and to the Company's marketing efforts.

     The Company's growth strategy focuses on three main elements: (I) the internal development of new networks and services in existing or additional markets; (ii) strategic acquisitions of networks and services in existing or additional markets; and (iii) the addition of new services through existing networks. The Company believes there are additional markets which share the characteristics of the Company's existing markets, making them conducive to the use of interactivity, private satellite, computer-based training and videotape programming for their training, educational and informational needs. The Company seeks to identify these potential markets, develop programming tailored to serve those markets and deliver that programming through appropriate multimedia technologies. The development and delivery of new networks and services increases the Company's efficiency through the use of existing production and delivery capabilities. This operating leverage is further enhanced by the creation of programming services in markets that overlap the Company's existing networks.


PROGRAMMING

     The Company's programming staff formats, writes and produces programs to meet the specific training, education or information needs of its learner audiences. The Company's producers specialize in transforming hands-on instruction in the classroom or seminar into focused, high-quality video presentations complete with syllabi, tests, and other appropriate collateral materials. Program formats vary from live, interactive classes delivered via satellite to carefully crafted videos, and interactive media - depending on the need and circumstances of the learners. All products are held to the highest standards for creativity, clarity and viewer enjoyment, matching or exceeding the quality found in more broad-based network broadcast television.

     Program Design. The needs for individual programs are assessed by the Product Manager of each network, and built into an annual training and educational curriculum designed to satisfy continuing education and training requirements for each target audience. Then individual programs and series of programs are created by the producers to pre-set measurable objectives, often tested. Tests and other collateral material are supplied with the programs, either arriving with the videotape or delivered in a monthly mailing for satellite broadcasts.

     Formal Relationships. The Company built and maintained formal relationships with many industry associations, institutions, universities and other entities in 1995 which have been key to the Company's programming as well as marketing efforts. These relationships include the International/County Management Association, the National Association of Counties, Public Technology Inc, the FBI Academy, Drug Enforcement Administration, Police Officer Standards in Training Commission, Northwood University, the University of Cincinnati, the University of Dallas, International Fire Service Training Association, The American Medical Association, American Hospital Association, American Nurses Association, The Association of Rehabilitation Nurses, Pennsylvania State University, University of Texas Southwestern Medical Center, Continuing Education Coordinating Board for Emergency Medical Services, American Industrial Hygiene Association, International Association of Chiefs of Police, National Sheriff's Association, Bureau of Alcohol, Tobacco, and Firearms, National Association of State Boards of Accountancy, University of Cincinnati, Joint Commission on Accreditation of Healthcare Organizations, the Food and Drug Administration, Center for Disease Control, Annenberg Center at Eisenhower, Emergency Nurses Association, Oncology Nurses Association, Association of Women's Health Obstetrics and Neonatal Nurses, and Price Waterhouse. These groups participate in the Company's programming to various degrees, including participation on advisory committees, recommending topics and talent of interest to their respective industries, lending assistance in preparing program content, and in some cases, by providing entire courses for airing on the Company's networks. These relationships, as well as others, assist the Company in producing programming that features nationally recognized industry experts as well as widely recognized in-house trainers and consultants.

     Production Processes. The Company's producers work in teams, in which primary responsibility is defined by market. These teams of writers and producers handle production schedules, contracts with presenters, outlines, synopses, field and studio production. Working closely with the programming teams are personnel in other departments, including Production, Print Graphics, Printing & Fulfillment, Videotape Distribution, Customer Service Center, Interactive Education Systems, Network Operations Control and Satellite Communications. In 1995, the Company streamlined the organizational structure between these groups to allow better quality, more direct contact and communication. This has fostered problem-solving and continuous improvement on a team-to-team level, improving efficiencies and shortening time frames for improvement.


MARKETS

     The Company currently offers services to the following markets: (i) government and public services; (ii) automotive; (iii) health care; (iv) corporate and professional; (v) financial services and (vi) education. The Company serves these markets primarily through the Company's satellite networks, videotape subscription, library services, and through IDTN and EXEN. The Company's operations have been conducted primarily within the continental United States. Sales outside the U.S. to date have not been material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a listing of the Company's products and services by markets served.


GOVERNMENT AND PUBLIC SERVICES

     Many states have implemented mandatory continuing education and accreditation or licensing requirements for their public safety personnel. The Company believes that this has resulted in a need for employee education and training in this market which, due to its size and diversity of locations, is particularly suited for private satellite and videotape training services.

     The Company currently serves the law enforcement segment of the government and public services market through the LETN private satellite network. The Company also offers LETN on videotape services for law enforcement agencies with fewer than 15 officers. The fire and emergency medical services segment of this market is served through the Company's FETN private satellite network and American Heat and PULSE/Emergency Medical Update videotape subscription services. The Company also serves elected and appointed local governmental officials through the GSTN videotape subscription service. The government and public services market accounted for approximately 21% of the Company's revenues for the year ended December 31, 1995.

     Law Enforcement. LETN produces and delivers television programming via satellite and videotape to subscribing law enforcement agencies. The most recent development for training and documentation is the LETN workstation.

This computer-based training system allows for group or individual training, testing and documentation all in one convenient and efficient computer package. LETN provides a broad range of programming covering a variety of training areas designed to reach multiple target audiences within the law enforcement sector, including uniformed patrol officers, traffic officers, trainers, drug enforcement officers, investigators and detectives, law enforcement supervisors, managers and administrators, sheriffs and chiefs. These educational training areas include: officer safety techniques; civil liability issues; drug and vice operations; leadership training; community relations; patrol operations; criminal investigation; new technologies; lifestyle considerations; and other subjects relevant to law enforcement operations. LETN broadcasts 24 hours each weekday and the programming is repeated during the day in order to maximize availability to each shift of officers in each subscribing agency in all time zones.

     LETN's staff includes a number of former law enforcement officers, many of whom are involved in the development of the content and design of LETN programming and the selection of the program topics and ideas communicated to LETN by outside professionals and experts from throughout the law enforcement community.

     LETN programming generally fits one of the following categories: (i) "Roll Call" programming; (ii) in-service training; and (iii) law enforcement news and special forum programs.

     Roll Call programming is designed for viewing by officers during their pre-shift meetings. Roll Call programming consists primarily of short presentations designed to deliver training, news and information addressing such topics as officer safety, drug enforcement, legal briefs, community-oriented policing and patrol operations.

     In-service training programming is designed to provide continuing education, including college credit and training programs for experienced officers. Typical in-service training consists of 25-minute segments featuring call-in question and answer segments, product reviews, documentaries, re-enactments and analyses of actual incidents and examinations of court cases affecting the law enforcement community. Video of police officers in the line of duty performing chases and handling disturbances, shootings and robberies in progress are frequently provided by agencies for broadcast.

     LETN news segments provide subscribers with coverage of national and regional developments of interest to the law enforcement community. In addition to regularly scheduled newscasts, LETN covers special events such as conventions, forums and seminars that may be of interest to subscribers.

     Many states requiring officers to obtain a minimum number of in-service training hours each year have approved LETN's programming for this purpose. Requirements for in-service training are generally set by peace officers standards and training commissions ("POST"). LETN regularly contacts all state POST organizations in an effort to keep them informed of LETN's programming and to insure continuing approval. LETN's Training Assistance Program ("TAP") provides individual officers with certificates of completion for a required number of hours of training. TAP is intended to help document LETN training and assist subscribing agencies in personnel development.

     Monthly subscription fees for LETN currently range from $228 to $628, depending upon the size of the agency, with an average satellite subscription fee at December 31, 1995 of $339. These fees include installation of all reception equipment, except television sets. Subscription fees for LETN's videotape service currently range from $228 to $628 per month, depending on frequency of delivery and level of programming requested. Fees for LETN's workstation product include a one-time installation fee of $985 and a current subscription price of $288 to $628, which includes the payment for the workstation hardware and software.

     The market for LETN includes approximately 17,367 law enforcement agencies in the continental United States, as estimated by the Bureau of Justice Statistics, Office of Justice Programs, of the U.S. Department of Justice. This market includes approximately (i) 15,637 city, county and state departments; and
(ii) 1,730 federal and special agencies, including ATF, Secret Service, Customs, IRS, FLETC, FBI, DEA, U.S. Marshals, and INS. As of December 31, 1995, approximately 1,900 law enforcement agencies subscribed to LETN.

     Fire and Emergency Medical Services. FETN produces training programs for fire, rescue, medical, and industrial emergency response teams and delivers the information via satellite broadcast and videotape to subscribing volunteer and municipal agencies, industrial facilities, and military installations. FETN programming is designed to offer each distinct audience within the fire and emergency service such as frontline firefighters, driver/operators, emergency medical personnel, and chief/command officers, with a program suited to their specific emergency response assignments. FETN broadcasts over 80 hours Monday through Friday and the programming is repeated during the day in order to maximize availability to individuals in all time zones.

     FETN programming changes weekly, and is staggered each day during the week to allow all shifts of paid personnel and all volunteer personnel ample time to view the programming at times convenient to their individual schedules. All programs are 25 to 30 minutes in length and most are accompanied by written training support materials.

     FETN programming is curriculum-based using standards developed by the National Fire Protection Association and training curriculums established by Fire Protection Publications, International Fire Service Training Association (IFSTA) of Oklahoma State University. Here are brief orientations of the seven curricula offered by FETN.

     Firefighter I Curriculum: The programs offered in this training curriculum are specifically designed to address the needs of entry-level or recruit firefighter candidates. The supporting documentation includes lesson objectives, a student lesson outline, and a student performance skills checklist for documentation of hands on training accomplishments.

     Firefighter II Curriculum: The programs offered in this training curriculum are advanced firefighter topic areas specifically designed to address the needs of in-service, experienced firefighters.

     First Line Supervisor Curriculum: The programs offered in the First Line Supervisor curriculum focus upon the training needs of a company officer at the lieutenant or captain rank.

     Chief Officer's Forum Curriculum: The programs offered in FETN's Chief Officer's Forum curriculum address the needs of a chief executive officer. Weekly programming includes management, motivation, finance and budget, leadership, and firefighter health and fitness topics. One monthly feature reviews and recaps significant incidents occurring in the fire and emergency service field. Live, interactive teleconferences scheduled throughout the year make this curriculum our most dynamic and ever-changing offering to address current events, issues, and answers.

     Emergency Medical Curriculum: FETN's curriculum for emergency medical training presents all medical training needs from initial training in First Responder, Defibrillator, EMT, and Paramedic programs, through requirements for in-service medical continuing education credits required for medical certification. FETN's emergency medical training curriculum is approved by the Continuing Education Coordinating Board for Emergency Medical Services (CECBEMS), a nationally recognized accrediting body for continuing education activities in Emergency Medical Services.

     Hazmat Curriculum: To assist all emergency responders in meeting mandatory compliance requirements for hazardous material response, FETN presents all nationally-recognized levels of hazardous materials response from the Awareness level to the Technician level.

     Industrial Curriculum: The unique training needs of industrial-based facilities is addressed through the Industrial Curriculum. All performance requirements of NFPA #600, Standard on Industrial Fire Brigades are specifically addressed from the incipient-level fire brigade to the advanced-level industrial fire department.

     In addition, FETN daily news programs provide subscribers with coverage of national and regional developments of interest to the fire and emergency services community. In addition to daily news broadcasts, FETN covers special events such as national conferences and learning symposiums that are of interest to subscribers.

     "Fireground" utilizes dramatic real-life video as a valuable training tool, when combined with lessons learned from the responders involved. The first Fireground of each month presents highlights and analysis of the past month's top news stories. The remaining shows of each month are in-depth case studies of actual incidents.

     "E-MED" is designed specifically for emergency medical technicians and paramedics. E-MED is designed and produced in affiliation with leading educators in the field, including the University of Texas Southwestern Medical Center at Dallas. This show utilizes scenarios to depict real-world situations.

     "IFSTA" is created in affiliation with the International Fire Service Training Association (IFSTA), part of the Fire Science Department at Oklahoma State University, and the creators of the highly respected IFSTA manuals used in fire departments worldwide. IFSTA programs, including "Fire Company," "Truck and River" and "Essentials," are based on IFSTA-validated materials and bear the IFSTA logo. IFSTA shows stress a demonstration-based, hands-on training approach.

     E-MED, Firefighter I and II, and IFSTA programs are complemented by worksheets containing objectives, lesson outlines and performance checklists or tests. For E-MED, viewers passing the tests can receive a certificate and continuing education units from educators such as University of Texas Southwestern Medical Center. Viewers of IFSTA programs who pass the tests furnished in connection with such programs are issued certificates from FETN and IFSTA to aid departments in tracking and validating training efforts to meet various national, state and local training criteria.

     FETN SCANTRON Test/Evaluation forms are required for use by individuals who wish to receive emergency medical continuing education credit from FETN. Use of this form allows FETN to fulfill the requirements established by the Continuing Education Coordinating Board of Emergency Medical Services (CECBEMS) and University of Texas Southwestern Medical Center at Dallas. All participation is documented in the student's individual training transcript record. Participants achieving a score of 80% or higher receive University of Texas Southwestern Medical Center continuing education "Certificates of Completion."

     Documentation for FETN training is available through the FETN Academy. Utilizing an automated voice response phone system, fax, computer disk or modem, individuals and department training officials can register viewer participation in FETN programs and completion of tests, evaluations, or hands-on skills performance. Certificates of participation and quarterly training transcripts are available to FETN subscribers. The FETN Academy, in conjunction with the University of Cincinnati, offers Continuing Education Units which can be converted through the University's Open Learning Fire Service Program.

     The Company also serves the fire service community with American Heat, a 90-minute monthly videotape subscription service. American Heat subscribers receive multiple case studies mixing actual video of the event with lessons learned by the responders involved. The videotape also includes trends in fire service in the "Hot Topics" and "Fire File" segments, college questions from the University of Cincinnati and basic firefighter skills training in the "Survival Training" segments. Collateral materials accompany each videotape in the form of the informational "Heat Sheet."

     The Company serves the emergency medical community with PULSE/Emergency Medical Update, a 90-minute monthly videotape subscription service. PULSE/Emergency Medical Update subscribers receive a case study footage of an incident of particular interest to emergency responders with lessons learned by responders involved. The tape also includes training in the form of segments such as "PULSE Tips," and two full "E-MED" shows. Subscribers receive collateral material in the form of the informational "PULSE Chart," and testing materials which help them become eligible for continuing education units from the University of Texas Southwestern Medical Center.

     Monthly subscription fees for FETN currently range from $228 to $928, depending on the population served by a subscriber, with an average satellite subscription fee of $277 at December 31, 1995. The subscription fee includes the installation of FETN programming and all related collateral material. The annual subscription fee for the American Heat videotape subscription service is $936. The annual subscription fee for PULSE/Emergency Medical Update has been increased from $840 to $936 as subscriptions renewed in 1995.

     The market for FETN and American Heat encompasses approximately 32,000 fire departments including local governments, colleges, vocational/technical schools, hospitals and military bases in the United States and abroad. The market for PULSE/Emergency Medical Update consists of fire and police departments, ambulance services and districts, hospitals, military installations and corporations with first-response capabilities. As of December 31, 1995, there were approximately 1,010 subscribers to FETN, 1,930 subscribers to American Heat, 1,673 subscribers to PULSE/Emergency Medical Update.

     Government Services. The Company, in partnership with International City/County Management Association, National League of Cities, National Association of Countries, and Public Technology, Inc., provides for the news, training and informational needs of appointed and elected local government officials through the GSTN videotape subscription service.

     GSTN videotapes contain the following programs:

     "GSTN/Journal," a news and informational segment providing subscribers with coverage of new developments affecting local governments;

     "Leadership Spotlights," a segment designed to assist top city and county officials better manage their organization;

     "Human Factor," which provides training for all city employees on how to provide better service to their communities; and

     "Money Watch," a program focusing on the financial management of local government.

     The annual subscription fee for GSTN ranges from $1,560 to $2,160. The market for GSTN consists of approximately 13,000 city and county governments. As of December 31, 1995, GSTN had approximately 741 subscribers.

AUTOMOTIVE

     The Company serves the automotive industry primarily through the ASTN private satellite network. Approximately 11% of the Company's revenues for the year ended December 31, 1995, were attributable to the automotive market.

     Automobile Dealers. ASTN produces and delivers television programming via satellite to subscribing automobile dealerships across the United States and Canada. ASTN programming targets the following audiences: (i) automobile sales departments; (ii) service department managers, technicians and other personnel;
(iii) parts department managers and other personnel; (iv) dealership owners and managers; and (v) finance and insurance managers and other personnel. ASTN is currently on the air 40 hours per week, Monday through Friday.

     Subscribers receive original programming in three primary areas: (i) continuing education, training and motivation for sales, service, finance, insurance and parts departments of automobile dealerships; (ii) general management and financial planning for owners and other management personnel; and
(iii) current automotive industry news and special events. All other dealership audiences are addressed with feature programs of approximately 25 minutes in length, separated by periodic five-minute news reports. The Company's news department produces the "ASTN News," which features news of the automotive industry and coverage of special events. ASTN tape service customers receive 100 hours of training in areas of sales, management, and service operations each year.

     The Company has established the "ASTN Academy," a service that tracks and records the programs that members have watched. Members call the Academy toll-free number, enter requested information and the ASTN computers log the call, the member and the program and continually totals the member's viewing hours for credit toward participation certificates.

     The Company, in conjunction with Northwood University of Midland, Michigan, also offers college level courses on ASTN. Successful completion of these courses combined with previous college credit or locally available courses will lead to an Associates of Arts degree in Automotive Sales Management.

     The Company broadcasts ASTN through its own satellite transponder and through the GM Pulsat and Chrysler private satellite networks under agreements expiring October 1, 2000 and June 1, 1996, respectively. ASTN is received over those networks on equipment provided by GM Pulsat or Chrysler, as appropriate. The Company pays a GM Pulsat network access fee based on the number of dealers receiving ASTN over that network and directly markets ASTN to members of the GM Pulsat Network. Chrysler pays the Company a fee for ASTN based upon the number of dealers subscribing to ASTN through the Chrysler network and in turn markets ASTN to its network members at a subscription fee set by Chrysler. The Company is conducting discussions with Chrysler to extend the term of its Agreement. As of December 31, 1995, approximately 17% and 14% of all United States GM and Chrysler dealers, respectively, subscribed to ASTN through these agreements, which dealers represent approximately 59% and 27% respectively, of all ASTN subscribers.

     Retail subscription fees for ASTN currently range from $265 to $330 per month. Because of the Company's agreement with Chrysler described above, the average monthly fee received by the Company at December 31, 1995, was $261. The monthly ASTN subscription fee includes the installation of all equipment, excluding television sets, required to enable the subscriber to receive ASTN programming at sites other than GM or Chrysler dealerships.

     The market for ASTN consists primarily of dealerships of new automobiles and trucks in the continental United States. According to Automotive News, as of January 1, 1996, there were approximately 22,288 new automobile dealership outlets in the United States. As of December 31, 1995, approximately 2,460 automobile dealers subscribed to ASTN.

     Other Activity. The Company also provides video production services for the marketing divisions of automobile manufacturers primarily in the Detroit area through Westcott Communications Michigan, Inc., a wholly owned subsidiary of the Company based in Detroit.

HEALTH CARE

     The Company serves the health care market through several private satellite networks. These health care networks represent approximately 20% of the Company's revenue for the year ending December 31, 1995.

     Effective January 13, 1992, the Company acquired all of the outstanding stock of Health & Sciences Network, Inc. which continued to broadcast as HSN until June, 1992. HSTN, a private satellite network, began broadcasting in June, 1992. HSTN provides a broad range of continuing education, training and information to nurses, physicians and allied health professionals and provides patient education. The current focus on health care reform as well as cost containment pressures and rapidly changing accreditation requirements combine to create a strong market for HSTN.

     In December 1992, the Company attained the rights to produce and distribute a series of teleconferences for AHA. Marketing commenced January 1, 1993. The Company in conjunction with the American Hospital Association provides teleconferencing capabilities for the series, including the installation of satellite equipment to participating hospitals. Topics include patient record coding updates, hospital quality management, cost management and other areas relevant for administrative and management personnel. A number of teleconference series programs are available. Fees range from $4,400 for the full series of programs to $880 for a single program.

     WHTG produces both satellite and video conferences with the Association of Rehabilitation Nurses. These programs are customized to fit the needs of this discipline. The conferences are presented live from the television studio and allow participants to interact live via telephone with the program presenters. The price of an annual series is currently $2,000. WHTG also produces its own programs under the name AREN. AREN programs are designed for physical and occupational therapists and other allied health professionals. Subscribers to this series receive six to twelve new programs at an annual cost of $4,500. Each program is accompanied with extensive collateral materials. Continuing education credits are issued to program viewers in states requiring accreditation.

     WHTG also offers a management series to its subscribers at an annual cost of $4,500. This 12-part series entitled, "Evolving Workplace," is directed toward common management needs. This series is designed to improve leadership, decision-making, strategy building and communication skills needed by management.

     On April 1, 1993, LTCN began broadcasting training programming to healthcare professionals and support staff to long term care facilities around the country. LTCN has since gained national accreditation for training programs targeted to administrators, nurses, physicians and dieticians, and effective January 1, 1994, began broadcasting 24 hours a day five days per week.

     In December 1995, the Company entered into an agreement with the Joint Commission on Accreditation of Healthcare Organizations to establish the Joint Commission Satellite Network ("JCSN"). Under this three-year agreement, JCSN will produce ten 60 to 90 minute interactive video conferences each year. JCSN will communicate current information about Joint Commission Standards requirements, assist hospitals in preparing for surveys and review successful approaches to demonstrating standards compliance. The annual subscription fee for JCSN will be $4,500.

     Hospitals. HSTN produces and delivers television programming via satellite to subscribing hospitals. HSTN's programming is designed to reach multiple target audiences within the hospital setting, including physicians, nurses, allied health professionals, executive managers and department heads, educators, in-service trainers, quality control managers, patients and the community. HSTN offers an MBA in Health Services Management from the University of Dallas, and a Bachelor of Science in Nursing from California State University at Fullerton. HSTN subscribers receive original programming in six primary areas: (i) accredited continuing education programming for health professionals; (ii) regulatory programs designed to meet Joint Commission for Accreditation of Healthcare Organizations (JCAHO) and Occupational Safety and Health Administration (OSHA) standards; (iii) in-service training for skills development and orientation, primarily for nurses; (iv) general management and financial planning for executive and other management personnel; (v) competency-based training for entry level personnel; and (vi) patient education programming. HSTN broadcasts 10 hours per day each weekday.

HSTN programming includes the following:

     "Management Dynamics" provides key management strategies information for various levels of hospital managers. At the executive and trustee level, programming interprets major regulatory changes and provides guidance on reimbursement, strategic planning techniques and ethical issues. At the department manager level, this programming delivers current skills development tactics to increase productivity and profitability.

     "Nurse's Station" is designed for all types of nurses and consists of an hour of original programming each week. Each hour segment is divided into a 30-minute accredited continuing education program and two 15-minute in-service or "how to" training segments. The Company is an approved provider for nursing continuing education by the American Nurses Credentialing Center of the American Nurses Association.

     "Hospital Operations" focuses on comprehensive basic training for areas such as housekeeping, clerical, billing, food service, security and engineering.

     "Healthline" delivers patient education and community information for consumption by the lay public in such areas as parenting, stress management and illness prevention strategies.

     "On Call" features Category I continuing medical education for physicians.

     Professional development programs provide accredited continuing education to integral operational sectors of the hospital, such as pharmacy, medical records, rehabilitation, dietary, clinical laboratory management and respiratory therapy.

     "HSTN Specials/Washington Report" are special programs geared towards new services that hospitals may provide and/or timely reports on the Washington based healthcare reform scene.

     "HSTN News" broadcasts information throughout the day on news events, topics and legislation impacting the health care industry.

     The monthly subscription fee for HSTN currently ranges from $448 to $2,748, depending on the number of full-time equivalent employees, with a nominal charge for installation of satellite downlink equipment. The average satellite subscription fee at December 31, 1995, was $635.

     The market for HSTN includes approximately 5,700 hospitals in the United States, as estimated by the American Hospital Association and SMG Marketing Group. As of December 31, 1995, approximately 1,030 facilities subscribed to HSTN.

     Nursing Homes. LTCN produces and delivers programming via satellite to subscribing long-term care facilities. LTCN's programming is designed to reach multiple target audiences within the nursing home, including physicians, nurses, nurse's aides, management, the community and ancillary care and support staff. LTCN offers an MBA in Health Services Management from the University of Dallas, and a Bachelor of Science in Nursing from California State University at Fullerton.

     LTCN programming includes the following:

     "Management Dynamics" is designed for the unique challenges encountered by administrators of long-term care facilities. This programming addresses guidelines for interpreting and applying federal and state regulations unique to long-term care facilities and provides guidance on quality management and improvement.

     "Nurse's Station" is designed for nurses in the long-term care setting and consists of 30 minutes of original programming each week. These programs deliver "how to" care for the chronically ill and treatment of problems unique to the elderly. The Company is an approved provider of continuing education by the American Nurses Credentialing Center of the American Nurses Association.

     "Fundamentals of Care" is a series of 29 programs incorporating the basic mandatory curriculum for nurses aides. These programs assist the instructor in preparing students for the final nurse aide registry test.

     "Back to Basics" delivers federally mandated continuing education programming for the registered nurse's aide.

     "On Call" provides a continuing medical education series for physicians caring for the elderly and chronically ill, emphasizing physiology, disease process and pharmacology associated with geriatric patients.

     "Community Connection" delivers information to residents, their families and the community. The programming focuses on topics relating to residents of long-term care facilities as well as legal and emotional issues their families may encounter.

     "Task Force" focuses on basic training for such areas as housekeeping, security, food service, clerical and maintenance. Many of these programs are dubbed in Spanish to reach an even broader audience.

     "LTCN News" broadcasts information throughout the day on current events and legislation impacting the long-term care industry. In addition, special event programming will occasionally preempt regular broadcasts to bring live, interactive events to subscribers.

     "Viewpoints" provides accredited continuing education to integral operational sectors in long-term care facilities such as physical and respiratory therapists, lab technicians, nutritionists and social workers.

     The market for LTCN includes approximately 16,000 long-term care facilities, as estimated by the Health Care Financing Administration. As of December 31, 1995, LTCN had approximately 1,045 subscribing facilities. The monthly subscription fee for LTCN currently ranges from $318 to $888, depending on the number of beds in long-term care facilities, with a nominal charge for installation of satellite downlink equipment.

     Other. IMN, a private satellite network, develops and implements continuing medical education programs for a host of medical specialties. IMN's primary operations are made up of PsychLINK network and the Family Medicine Television Network ("FMTN"). PsychLINK is a network of 247 psychiatric institutions linked together by satellite communications for the purpose of delivering continuing medical education programs to their medical staffs. PsychLINK programs are partially funded by educational grants provided by certain pharmaceutical companies. FMTN, a collaboration between IMN and the Association of Family Practice Residency Directors ("AFPRD"), provides continuing medical education to faculty, residents, and local community family physicians. All AFPRD members are invited to join FMTN.

CORPORATE AND PROFESSIONAL

     The Company serves the corporate and professional market through the PSTN videotape subscription service for private security departments of large corporations and private contract security providers, and the CPA Report and AFTN videotape subscription services for certified public accountants and for industry accounting and financial professionals. In addition, the Company serves small to large corporations through its ITS, Tel-A-Train and Safety Watch videotape and interactive computer software products which cover a broad range of technical, vocational, occupational health and safety topics. The Company also serves the corporate and professional market through Excellence In Training Corporation (ETC), a distributor of management, professional and career development videotape programs. The corporate and professional market accounted for approximately 31% of the Company's revenues for the year ended December 31, 1995.

     Effective June 2, 1993, the Company acquired all of the outstanding stock of Industrial Training Systems Corporation. The Company also acquired the assets of Tel-A-Train, Inc., effective December 1, 1993, and all of the outstanding stock of Excellence in Training Corporation on March 1, 1994. Safety Watch was a product acquired in the acquisition of Lockert Jackson and Associates on March 1, 1995.

     Private Security. PSTN produces and delivers security-related informational and educational programming via monthly videotapes for use by corporate, institutional and government security departments and private contract security providers. For an annual subscription fee, currently set at $1,860, subscribers receive approximately one hour of regularly scheduled programming each month, including "ProForce," "SecurityWorks" and "PSTN News."

     SecurityWorks provides in-service training and continuing education for security supervisors, educators and managers. Course materials that accompany ProForce allow viewers to measure and record training achievements. ProForce provides basic and in-service training for security officers and line supervisors and explores a wide range of subjects relating to protective force operations. PSTN News presents security-related news and special features of interest to security decision-makers and specialists, as well as information on security equipment and programs.

     With a Training on Demand Catalog containing approximately 350 videotape programs, PSTN offers a Training on Demand service which makes security information and training programs available to subscribers through a lending library. Subscribers pay an annual fee for this service, determined by the number of programs they want on hand at a given time. In addition to its monthly videotape service and Training on Demand lending library service, PSTN began offering individual videotapes for sale in the fourth quarter of 1993.

     In 1995, PSTN began producing and offering various special videotape series targeted at specific niches within the private security market. These series cover such topics as mall/shopping center security, casino security, emergency room safety, as well as other specialized areas within this market. The average price for these series ranges from $1,120 to $2,995 depending on the topic selected.

     The Company believes up to half of the approximately 10,000 contract security service companies and 50,000 corporate, institutional and government security departments may be viable prospects to subscribe to PSTN. There were approximately 775 subscribers to PSTN as of December 31, 1995.

     Accounting. The CPA Report delivers continuing professional educational programming via videotapes shipped at regular intervals for certified public accountants in private practice, as well as those in corporations and government agencies. For an annual subscription fee, currently ranging from $780 to $1,872, subscribers receive from 100 to 150 minutes of regularly scheduled continuing professional education programming each month. At December 31, 1995, the approximate average annual subscription fee for the CPA Report was $1,012. Topics include individual and corporate tax; special topics on taxation; partnership and small business; estate planning; government accounting issues; pensions and employee benefits, and accounting and audit practices.

     The CPA Report offers four different subscription packages, each designed for a specific audience and eligible for Continuing Professional Education ("CPE") credits. The "CPE Master" is a 2 1/2 hour monthly (except March) program for CPAs with varying technical needs covering a broad range of topics. The "Tax Specialist" is a two-hour monthly (except March) program designed for tax professionals. The "Government A & A Specialist" is a two-hour quarterly program designed to meet the United States General Accounting Office Mandated CPE requirements for government employees. The "CPE Manager" is a two-hour monthly (except March) program designed for smaller firms, providing topics in taxation, accounting and auditing.

     AFTN delivers continuing professional education programming via videotapes shipped at monthly intervals for accounting and financial professionals and their staffs in corporations. For an annual subscription fee of $2,280, subscribers receive 120 minutes of regularly scheduled continuing professional education programming each month. AFTN provides a range of topics such as management reporting, internal audit, benefits, accounting, taxation and many more.

     In June 1995, the Company introduced Accounting Television Satellite Network ("ATSN"). ATSN, in conjunction with various state accounting societies, produces live interactive seminars delivered via satellite to tax and accounting professionals. As of December 31, 1995, the average seminar fee per attendee was $135, and there were approximately 61 sites broadcasting ATSN.

     The market for the CPA Report, AFTN and ATSN consists of approximately 160,000 certified public accountants engaged in private practice and 190,000 certified public accountants employed by corporations and government agencies. As of December 31, 1995, there were approximately 1,975 subscribers to the CPA Report and AFTN.

     Safety and Technical. ITS, Tel-A-Train and Safety Watch are three networks which provide authoritative training in the fields of health, safety, environmental and technical skills training. ITS is a leader in the safety industry for assisting companies in solving their most costly and troublesome problems - controlling rising worker's compensation cost; complying with government mandated health, safety and environmental training regulations; and reducing work-related injury and illnesses through effective training. Tel-A-Train is on the forefront of providing technical skills and safety training to both industry and vocational institutions. Safety Watch is nationally recognized for its training on safety awareness and accident prevention/reduction. The market for ITS, Tel-A-Train and Safety Watch products includes approximately 150,000 petrochemical, manufacturing, general industry and vocational institutions. ITS and Tel-A-Train provide training through single tape sales for an average price of approximately $450 per tape. Safety Watch provides training through single tape sales and its videotape subscription service and has approximately 420 subscribers as of December 31, 1995.

     Management. The Company serves the corporate market's need for programming relating to management, professional and career development and compliance with certain government regulations through videotape programs offered by ETC. ETC distributes more than 3,500 programs covering a variety of subjects ranging from management/supervision to total quality and from employment law to customer service. ETC provides training through single tape sales for an average price of approximately $495 per tape.

     Interactive Distance Training Network. In addition to private satellite networks, videotape and computer-based training products the Company also provides distance learning to its corporate, professional and government markets through IDTN. IDTN, which currently provides services to major corporations creates, produces and delivers customized interactive programming for product announcements, sales and technical training and education, market research and a wide variety of seminar topics to IDTN clients, their employees and/or customers.

     IDTN offers single and multiple day events seven days a week, 24 hours a day. IDTN participants interact live using one-way video and two-way audio and data response keypads. The price for a single day event is negotiated with each customer based on facility and technical expertise needed for the project. IDTN also provides services such as instructional design, production enhancement, course conversion and catering at additional charges.

     The Company developed IDTN to meet the growing needs of customers who need to communicate effectively and frequently with large geographically dispersed groups of people. IDTN is available in 45 electronic classrooms across the United States. Each room has 24-36 seats in a classroom style setting.

     Executive Education Network. The Executive Education Network (EXEN) produces, in association with major university business schools, live classroom seminars and courses, transmitted via encrypted satellite signals to classroom downlink sites on the premises of major corporations for the continuing education of managers and business executives.

     EXEN corporate sites consist of downlink equipment, television monitors, and personal keypads for use by participants. Courses are those which have been offered successfully by the participating institutions as on-campus executive or management education, and have been re-formatted for live distance learning. Site coordinators employed by the customer enroll and register students for the courses and download printed course materials, all via the Internet. Courses consist of three to ten sessions, and session broadcasts are two to three hours in length with high production values--with graphics, music and video examples. Instructors interact with students via One Touch keypads, which relay voice for two-way conversations between student and instructor and three-way conversations between two students and the instructor, plus data in the form of answers to multiple-choice questions, the results of which are displayed visually in a bar graph. Business schools give students who have logged on and interacted during the required number of sessions a certificate of completion. Course work is not accredited, but CEU's are available.

     Participating schools include the Wharton School at the University of Pennsylvania, Southern Methodist University, Babson School of Executive Education, Carnegie Mellon University, The Pennsylvania State University, the University of Southern California, the University of North Carolina at Chapel Hill, Notre Dame University, the Center for Creative Leadership, the University of Massachusetts at Amherst and the University of Texas at Austin, and the Aspen Institute.


FINANCIAL SERVICES

     The Company serves the financial services market through BTCC. Approximately 6% of the Company's revenues for the year ended December 31, 1995 were attributable to the financial service market.

     BTCC provides instructional and marketing videotapes and interactive computer software to the financial services industry, primarily through its library subscription service. Library subscribers may select videotapes or computer diskettes from the Bankers Training library of approximately 250 titles. These tapes and computer applications cover topics such as commercial lending, consumer lending, mortgage lending, security and fraud, regulatory compliance, customer service and sales training.

     On January 1, 1993, the Company acquired the assets of BancTraining Video Systems ("BTVS"). BTVS provides instructional videotapes for sale and rental to professionals in financial institutions. Programs are compliance oriented. Training topics include the Bank Secrecy Act, Consumer Protection Laws, Fair Lending Compliance, Real Estate Lending Laws and Comprehensive Teller Training. All BTVS programs are now offered through BTCC.

     On August 1, 1995, the Company acquired Capital Training Company ("CTC"). CTC provides instructional and marketing videotapes and computer-based training products to the financial services market. Programs are sales, service and compliance oriented. All CTC programs are now offered through BTCC.

     BTCC offers a number of subscription choices based on the term and number of videotapes borrowed. Fees currently range from $185 per month for a three-year subscription with one tape out at a time to $11,500 per month for a one-year subscription with up to 500 tapes out at one time. Each subscription includes a workbook and leader's guide.

     The potential market for BTCC products consists of approximately 28,000 financial institutions, including banks, savings and loans, and credit unions. As of December 31, 1995, there were 2,290 BTCC subscribers.

EDUCATION

     The Company entered the education market with its acquisition of the assets of TI-IN Network, Inc., in April 1993. TI-IN accounted for 12% of the Company's revenues for the year ended December 31, 1993. Actual revenues for TI-IN since the assets' acquisition accounted for 12% of the Company's revenues for the nine-month period ended December 31, 1993. TI-IN accounted for approximately 10% of the Companies revenues for the twelve-month period ended December 31, 1995.

     TI-IN currently broadcasts three channels of primarily live and interactive programming for students, teachers and administrators for approximately eight to ten hours per day. TI-IN is providing 20 accredited, live and interactive classes to high school students during the 1995-1996 school year. High school classes are broadcast on the hour for 50 minutes each weekday for 180 days in the school year, which runs from late August through late May. Full-year (two semester) classes for the 1995-1996 school year include:

     . Spanish I, II and III (two sessions of Spanish I)
     . Latin I and II
     . French I and II
     . German I and II
     . Japanese I and II
     . Anatomy and Physiology
     . Physics/AP (Advanced Placement) Physics
     . Calculus/AP Calculus

     One semester classes for the 1995-1996 school year include:

     . Environmental Science
     . Marine Science
     . Sociology
     . Psychology/AP Psychology
     . Astronomy
     . Ecology

     TI-IN also provides two 25-minute accredited high school classes which are pre-taped:

     . Creative Writing
     . Research Writing
     . Introduction to Business and Careers
     . Business Communications

     Students enrolled in TI-IN high school classes have the opportunity to call their teachers during class, during the school day and during selected evening hours from home, all via toll-free telephone numbers. All classes are developed and presented by certified teachers.

     TI-IN provides nine 25-minute, pre-taped classes for elementary and middle schools during the 1995-1996 school year:

     . Beginning Spanish - Grades 2-3 (M, W & F)
     . Beginning Spanish - Grades 4-5 (M, W & F)
     . Continuing Spanish - Grades 3-4 (M, W & F)
     . Continuing Spanish - Grades 5-6 (M, W & F)
     . Elementary ESL (English as a Second Language) - Grades 1-2 (M, W & F) . Elementary ESL - Grades 3-5 (M, W & F)
     . The World Around Us - Grades K-1 (M, W & F)
     . Languages Around the World - Middle School (M - Th)
     . Science Counts/Math & Science in Outer Space - Middle School (M - Th) . Science Counts - Grades 3-5 (M, W & F)

     In addition to core curriculum classes, TI-IN programming includes student enrichment programs of varying length and frequency and college entrance exam test review courses for the Scholastic Aptitude Test and the American College Testing Exam, and has provided distance learning programs and services to limited populations of children of migrant worker families and incarcerated youth for the summer months and in the evenings.

     TI-IN also produces live and interactive staff development programming for teachers and school administrative personnel. Typically offered twice a week for two hours in the afternoons after the normal school day, this programming consists of nationally recognized experts speaking and answering questions on topics in the areas of administration, motivation, health, leadership, management, teaching and learning styles and strategies, and technology.

     For the 1996-1997 school year, TI-IN plans to increase its programming with new courses in elementary, middle and high school. New elementary/middle school courses planned include Introduction to Elementary Spanish for grades K-2, Elementary Spanish V and Science World for grades 6-8. Due to its increasing use, high school programming is being expanded to include block scheduling. TI-IN will offer Latin I, Latin II, Spanish I, Spanish II, Physics I and Physics II using the block format. This will allow the student to receive two years of a foreign language in one year, or it may be taken as a semester course. Marine Science has been expanded to include Aquatics Science. This course will now be offered as a full year course with saltwater covered in the fall and freshwater covered in the spring. The students may take Aquatic Science as a full year or semester course. Astronomy will now be offered both fall and spring semesters due to its popularity with the high schools.

     In addition, TI-IN will offer Testing 101 during the 1996/1997 school year as an unlimited enrollment course designed to give students additional practice for exit exams through extensive vocabulary development, reading analysis, and math reviews. Grad Chat, another unlimited enrollment course, will give high school students the opportunity to speak with colleges and technical schools from all over the United States regarding admissions, housing, financial aid and other issues related to choosing the best options following high school.

     TI-IN subscription fees for high schools range from approximately $2,500 to $5,500 per school depending on various factors. In addition to the subscription fee, enrollment fees for the full-year accredited high school classes are $580 per enrollment, and half those amounts for one-semester classes. TI-IN has approximately 6,000 enrollments in its high school classes for the 1995-1996 school year.

     Fees for elementary/middle school classes currently range from approximately $2,000 to $4,000, depending on the class selection desired. TI-IN's elementary and middle school classes are offered on an unlimited participation basis per school.

     The market for TI-IN includes approximately 100,000 public and private kindergarten through 12th grade schools in the United States. As of December 31, 1995, approximately 1,186 high schools and 896 elementary and middle schools were subscribers to TI-IN.

SALES AND MARKETING

     The Company markets its networks primarily by telephone sales, supplemented by targeted media advertising and participation in trade shows. Sales efforts are directed at the management level or other appropriate contact, such as the directors of training with potential subscriber. The Company's telephone sales staff uses outbound telephone sales techniques to contact potential subscribers. After making an initial telephone contact, the Company sends a package of materials usually via overnight courier to each prospective subscriber. This package includes a videotape describing the network and the Company's services, a sample programming guide and appropriate subscription agreements. Each satellite network or videotape service has a distinct telephone sales force trained specifically for its market. The sales force for start-up satellite networks and videotape services is staffed in part by experienced members of the Company's existing sales forces.

     In addition to its telephone sales staff, TI-IN currently employs four field sales representatives who live in various parts of the continental United States. These field representatives not only contact potential subscribers via the telephone, but they also personally visit the potential subscribers at their places of business.

     The Company markets IDTN and EXEN primarily with account managers rather than telephone sales staff, due to the generally large financial commitments made by these customers. These account managers contact potential subscribers and personally visit the potential subscribers at their place of business, and provide ongoing support to the customer until the contract is fulfilled.

     In regard to renewals of existing subscribers' contracts, the Company's networks utilize marketing personnel specifically dedicated to contacting these subscribers. These marketing employees attempt to obtain renewal contracts from the subscribers before the expiration of their existing contracts in order to avoid any break in satellite, teleconference or videotape service.

     Many of the Company's videotape networks facilitate the marketing of single tape sales by offering customers a preview tape for a limited period at little or no charge. Should the tape meet the customer's training needs, it is converted to a sale. If not, the customer is responsible for returning all materials by traceable carrier. Tapes and workbooks not returned are billed at the full catalog list price.

     A strong link is maintained between programming, marketing and customer service to ensure programming needs of subscribers are considered in all aspects of the Company's networks and videotape services.


CUSTOMER SUPPORT CENTER

     The Customer Service Center ("CSC") is one of several customer-driven divisions within the Company. It is operated under the philosophy that meeting the needs of the Company's existing and potential customers is the primary consideration in all decisions and practices. This group receives virtually all incoming calls to the networks which are not placed to a specific individual, and each Customer Service Representative is trained and empowered to handle a variety of customer questions and requests, on subjects as wide-ranging as technical assistance with satellite reception to information about upcoming programs or content experts. Calls to the CSC are measured and documented in terms of time-to-answer and time-to-abandon, and the staff works toward specific objectives in these and other areas. The CSC staff also acts as a liaison for the Company and all of its service departments.


PRODUCTION AND DELIVERY

     Programming for all satellite networks and videotape services is produced primarily at the Company's Carrollton, Texas facility with the exception of the TI-IN classes, which originate from the San Antonio production and uplink facility. The Company's production staff includes technical and creative personnel. The Company's Carrollton, Texas production facilities, constructed in the spring of 1988, include two 3,000 square foot studios, one 900 square foot news studio and the newest 500 square foot studio added in 1994 to accommodate interactive broadcast productions.

The Company believes that substantially all equipment integrated in these facilities represents current generation technology.

     Programs for the Company's private satellite networks are delivered to downlink satellite reception equipment at each subscriber's location by satellite transmission. Each downlink is directed at the Galaxy VII satellite in order to receive the Company's broadcasts. Encrypted broadcasts may only be received by downlinks equipped with the appropriate decoder devices.

     Satellite Uplink Equipment. The Company owns and operates three Ku band uplinks, two at its facility in Carrollton, Texas, which uplink programming for LETN, ASTN, HSTN, LTCN, FETN, IDTN, EXEN, and ad-hoc teleconferences, and one located in San Antonio which uplinks TI-IN distance learning programming. Two uplinks are configured to transmit programming using Compressed Digital Video
(CDV) technology.

     Satellite Signal. The Company has contracted with Hughes Communications Galaxy, Inc. ("Hughes") for satellite transponder capacity through January 1, 2002 on its Galaxy VII satellite for delivery of the programming signals of each satellite network throughout the continental United States and southern Canada. All daily programming is transmitted on Galaxy VII with the exception of some ad-hoc teleconferencing which occurs through the satellite most suitable to access the teleconference sites.

     In the event that the satellite relaying the Company's programming were to become unavailable, use of another satellite would be necessary. The Company is not insured against losses which may occur if the Galaxy VII satellite were to become unavailable, but the Company's current contract with Hughes provides appropriate spacecraft redundancy to protect against risk within reason. Beyond this contractual obligation, the Company believes that sufficient satellite availability currently exists to meet its foreseeable needs. In the unlikely event that the Company would be forced to reposition the reception equipment of subscribers to another satellite, the Company would incur significant costs and a possible interruption in the Company's revenue stream.

     Satellite Downlink Equipment. The Company's satellite reception equipment package for its private satellite networks consists of an integrated receiver decoder (IRD), low noise block converter, dish and nonpenetrating roof mount. The Company does not supply the television sets used by subscribers to view the Company's programming. Except with respect to programming transmitted through the GM or Chrysler dealer networks, the Company generally supplies downlinks which are installed by independent contractors. The average cost to the Company for purchase and installation of a downlink capable of receiving encrypted broadcasts is approximately $2,600.

     In addition to satellite reception equipment, the Company installs One Touch interactive keypads, a site controller, furniture and other related equipment at each of its IDTN classroom sites at an average additional cost of approximately $32,000. With the exception of furniture, which is provided by the customer, the Company also installs similar equipment at each of its EXEN sites at an average cost of approximately $11,000.

     Encryption. Encryption greatly reduces unauthorized reception of programming and permits programming to be customized for and directed to individual subscribers or groups of subscribers. All networks currently are encrypted using Compressed Digital Video (CDV), except ASTN which uses BMAC analog encryption.


NEW TECHNOLOGY

     The Company continues to commit to new technologies that improve customer service, add value to its products, improve the production processes, enhance its delivery mechanisms and lower operating costs.

     Recent commitments to DVC (DigitalVideo Cassette) technology will not only reduce the cost of TV acquisition equipment but will also improve the quality of video through the production process. It enables more decentralized production thereby tending to smooth out the demand for production resources.

     After spending several months testing digital production methods at its Carrollton facility, the Company is moving into digital video production in its subscription networks. Creating this type of production environment follows the overall strategic direction of decentralizing the process and empowering the producer. This paradigm shift puts the Company on the right platform to produce the training products of the future. It enables the producer to create all elements of video, audio, graphics, text and interactivity on one workstation with minimal hand-offs. Most importantly it allows the Carrollton production capacity to be put to its highest and best use in producing high revenue.

     The Company is studying emerging delivery technology that will allow it to create and sell a product that has not been feasible in the past. The massive customization that is desirable in asynchronous, on-demand type products requires that the product not actually be assembled until it arrives at the point of participation. In this case the video, audio, text and interactivity are all integrated into one homogenous body of work. The Company will also be able to deliver more up to the minute information programming such as news. This technology employs scalable delivery which enables a scalable product offering allowing for a scalable marketing approach. It also facilitates massive customization creating products with broader market appeal. Usage at a desktop workstation allows all the advantages of newer computers to be leveraged in the provision of an on-line, cutting edge, education, information and training product. It also allows international sales without any special effort.

     Other appropriate technologies are being tested and evaluated to determine their applicability in the markets addressed by the Company such as DVD (Digital Versatile Disc) and new interactive response devices.


COMPETITION

     The Company currently has no competitors delivering daily training programming to the Company's existing satellite markets through a private satellite network. GM and Chrysler have their own private satellite television networks, but the Company does not regard them as competitors because these manufacturers market ASTN in conjunction with their networks. Lambert Communications, Inc. ("Lambert") delivers a patient entertainment and a physician education product to approximately 160 hospitals, but due to differences in program focus and basis for revenues, the Company does not consider this to be a direct competitor to its HSTN training network. The Company does compete with a number of businesses and governmental agencies that provide videotape training material, consulting services and instruction at seminars, trade shows and conventions. In addition, in the law enforcement and fire and emergency areas, television programs are offered by certain agencies on an irregularly scheduled basis. It is possible that major automobile manufacturers, governmental agencies, television networks or other information service providers may attempt to compete with the Company's various networks.

     A number of companies have entered the private television market to serve particular business or professional groups, and many large business and governmental organizations have developed their own private networks. The Company believes the inherent barrier created by significant market penetration improves the Company's competitive posture. To the extent that networks are established by other companies in additional markets, the Company's opportunities for future expansion could be limited.


EMPLOYEES

     As of December 31, 1995, the Company employed 629 persons on a full-time basis, including 179 persons in its programming, production, news and engineering departments, 266 persons in its sales and marketing and 184 persons in its administrative, satellite communications, customer service, tape distribution, accounting and management information systems departments. In addition, the Company from time to time employs freelance labor to assist in the production of its programming.

ITEM 2.  PROPERTIES


FACILITIES

     The Company's primary production facilities occupy approximately 70,000 square feet in a leased building in Carrollton, Texas. These facilities are leased for a 10-year term that ends in June 1998. Of the total square footage of these facilities, approximately 60,000 square feet are used for office space and production and the remainder is used for set and supply storage. The Company leases approximately 50,000 square feet of additional office space in Dallas, Texas to accommodate its executive offices and the telemarketing force required for existing networks. These facilities are leased for a term that ends in June 1998. TI-IN has an agreement through August, 1996 with the Texas Education Service Center, Region 20 ("Region 20") in San Antonio, Texas, whereby TI-IN programming is developed using Region 20 teachers and facilities. The recently acquired ETC operations occupy approximately 13,130 square feet of leased office space in Des Moines, Iowa. These facilities are leased for a term that ends in October 1998. The Tel-A-Train operations occupy approximately 16,000 square feet of leased office space in Chattanooga, Tennessee. The Tel-A-Train facility is leased for a one year term, expiring March 31, 1996, with a one year renewal option. The BTCC operation is housed in a 6,732 square foot office space located in St. Louis. This facility is leased for a three-year term that ends October 31, 1998 with a six-month exit clause. In addition, the Company leases 50 classroom facilities throughout the United States for its IDTN and EXEN operations. These facilities range from approximately 1,000 to 2,000 square feet with lease terms that expire in two to four years. The Company believes that approximately 50,000 square feet of additional space will be required to facilitate the relocation of the Accounting, Management Information Services and Interactive Education Services departments along with the Fulfillment and Satellite Communications shipping operations. This move will free up needed space at the Carrollton facility for production purposes including use by IDTN clients. The Company is renegotiating its lease on the Carrollton facility in conjunction with the negotiation for the previously mentioned space. See Note 7 of Notes to Consolidated Financial Statements for further information regarding the Company's lease obligations.


ITEM 3.  LEGAL PROCEEDINGS

Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                   PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Company's Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol WCTV. The ranges of high and low closing sales prices of Common Stock as reported on the NASDAQ composite tape of each fiscal quarter for the two most recent years, have been as follows:

                 1994             HIGH      LOW
             -----------          ----      ---
             First quarter       24 3/4    17
             Second quarter      20 3/4     6 3/4
             Third quarter       16 1/2     8
             Fourth quarter      14 7/8    11 1/8

                 1995             HIGH      LOW
             -----------          ----      ---
             First quarter       16 5/8    11  1/2
             Second quarter      18 1/8    12  7/8
             Third quarter       18 1/4    12  3/4
             Fourth quarter      15 7/8    12  3/4


     (b) As of March 15, 1996 there were approximately 5,000 shareholders of record or through nominee or street name accounts with brokers of the Company's Common Stock.

     (c) No cash dividends on Common Stock have been paid by the Company from its inception to the filing of this Report, nor does management have present plans for declaring any cash dividends. Payment of cash dividends on its Common Stock is prohibited by covenants in the Company's loan agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                         WESTCOTT COMMUNICATIONS, INC.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


     The following table sets forth certain selected consolidated financial data of the Company and should be read in connection with the more detailed Consolidated Financial Statements of the Company and the related notes thereto included in Part IV of this Form 10-K.

                                                            Years ended December 31,
                                            ------------------------------------------------------
INCOME STATEMENT DATA:                        1991      1992    1993/(a)/   1994/(a)/   1995/(a)/
                                            --------  --------  ----------  ----------  ----------
Revenues..................................  $36,199   $52,694   $  69,262   $  89,705   $  97,799
Cost of revenues..........................   34,452    44,418      54,624      70,492      74,072
                                            -------   -------   ---------   ---------   ---------
Income from operations....................    1,747     8,276      14,638      19,213      23,727
Interest expense..........................   (1,017)     (912)       (244)       (177)       (121)
Interest income...........................      318       194         162          94         544
Other income (loss).......................      543       (87)        (27)        (38)         47
                                            -------   -------   ---------   ---------   ---------

Income before income taxes................    1,591     7,471      14,529      19,092      24,197
Provision for income taxes................      968      3028       5,532       7,255       9,616
                                            -------   -------   ---------   ---------   ---------

Net income................................      623     4,443       8,997      11,837      14,581
Preferred stock dividends.................       -        162         160         -           -
                                            -------   -------   ---------   ---------   ---------
Net income available
 to common shareholders...................  $   623   $ 4,281   $   8,837   $  11,837   $  14,581
                                            =======   =======   =========   =========   =========

Earnings per common share.................  $   .04   $   .25   $     .47    $    .61   $     .74
Weighted average common and
 common equivalent shares outstanding.....   16,446    17,159      18,902      19,379      19,643

                                                            Years ended December 31,
                                            ------------------------------------------------------
BALANCE SHEET DATA:                          1991      1992        1993        1994        1995
                                            -------   -------     -------    --------    --------
Total assets..............................  $44,514   $66,422     $91,959    $108,987    $124,983
Property and equipment - net..............   16,889    18,917      30,391      35,556      32,696
Current portion of long-term obligations..      479       991       1,091          10          10
Long-term obligations.....................    8,515     3,021         198          32          19
Shareholders' equity......................   22,147    42,079      67,369      84,298     101,406

/(a)/ See discussion and pro forma income statement data of acquisitions in Note
      3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The revenue growth of the Company depends on continued internal development of new networks and services in existing or additional markets, the addition of new products through existing networks, and strategic acquisitions. The Company's long-term planning anticipates, as in prior years, activity in all three areas. Internal growth will come from establishing additional networks such as LTCN, IDTN and EXEN. New product offerings are expected to include interactive products and other multimedia technologies such as CD/ROM.

     The Company's financial results are characterized by the recurring revenue derived from the subscriber bases of networks, the relatively high cost of producing, marketing and delivering high quality programming and the relatively low incremental cost of supplying that programming to additional subscribers. Internally developed networks typically incur marketing and programming costs in excess of revenues until the number of subscriptions reaches an incremental break-even level.

     The Company installs downlink equipment at LETN, FETN, HSTN, LTCN, AHA, JCSN, WHTG, TI-IN and EXEN subscriber sites and at ASTN sites unless the subscriber is affiliated with GM or Chrysler, in which case the equipment is provided by those manufacturers. Typically, network installations are completed within 30 days after a subscription agreement is signed. As to each subscription for which the Company has the obligation to provide downlink equipment, the Company has an immediate cost, including both equipment and installation, of approximately $2,600. These costs are capitalized and depreciated over five years. Revenues from new satellite subscribers commence when downlink equipment is installed at the subscriber's site and the Company's signal is received. The subscription fee charged by the Company's satellite networks is based upon a number of factors, including the number of personnel at the subscriber location, the number of subscriber locations and the programming ordered. For an ASTN subscriber, the subscription fee is also dependent on whether a subscription is sold directly or through a manufacturer/distributor arrangement. New satellite network subscriptions adversely impact profitability in the near term because sales commissions are expensed as new subscriptions are sold and installed.

     Revenues from the Company's videotape networks begin when the videotape products are shipped to the customer. All videotape subscription service fees are paid in advance except BTCC, which is typically billed monthly. Sales commissions for videotape services are expensed over the life of the related contract which is generally one to three years.

     The Company also installs downlink equipment at IDTN and EXEN sites, along with other interactive equipment such as One Touch devices and computer hardware. Revenues for the Company's interactive multimedia networks commence as the live events occur in the case of IDTN; and when the first class of a course is offered in the case of EXEN. Fees charged to IDTN customers are based upon a base price for each single day event, with separate fees charged for providing additional services such as production enhancement, instructional design and catering. Fees charged to EXEN customers are based upon the number of participants enrolled in each course. Additionally, EXEN subscribers pay a monthly subscription fee and a one-time enrollment fee for the Company. Sales commissions for IDTN services are expensed as the live events occur, while commissions for EXEN are expensed over the life of the related contract which is generally one year.

     Even though the Company's networks have achieved sufficient penetration to establish a prominent presence in their respective fields, future revenue growth is dependent on staying abreast of specific industry needs and delivery of consistently high quality programming and timely information to its subscribers.

     The following table contains information about products and services offered by the Company.

                              CURRENT
MARKETS                       OFFERINGS                     DESCRIPTION                                 MEDIUM
-------                       ---------                     -----------                                 ------
Government &                  LETN(R)                       Law Enforcement Television Network          S/V/W
  Public Services             FETN(R)                       Fire & Emergency Television Network          S/V
                              American Heat(R)              American Heat                                 V
                              Pulse(R)                      Pulse                                         V
                              EMU(TM)                       Emergency Medical Update                      V
                              GSTN(TM)                      Government Services Television Network        V

Automotive                    ASTN(R)                       Automotive Satellite Television Network       S
                              Detroit (WCMI)                Custom Programming                           N/A

Health Care                   HSTN(TM)                      Health & Sciences Television Network          S
                              AHA                           American Hospital Association                 T
                              WHTG(TM)                      Executive Communications                      T
                              PSYCHNET(TM)                  Sponsored Programming                         T
                              LTCN(TM)                      Long Term Care Network                        S
                              IMN(TM)                       Custom Programming                           N/A
                              FMTN(TM)                      Family Medical Television Network             T

Corporate &                   The CPA Report(TM)            The CPA Report                                V
  Professional                PSTN(R)                       Professional Security Television Network      V
                              AFTN(TM)                      Accounting & Financial Television Network     V
                              ITS(TM)                       Industrial Training Systems                  V/C
                              Tel-A-Train(TM)               Tel-A-Train                                  V/C
                              ETC(TM)                       Excellence in Training                        V
                              Safety Watch(TM)              Safety Watch                                  V
                              ATSN(TM)                      Accounting Television Satellite Network      I/S
                              IDTN(R)                       Electronic Classroom                         I/S
                              EXEN(TM)                      Executive Education Network                  I/S

Financial Services            BTCC                          Bankers Training & Consulting Company        V/C

Education                     TI-IN(R)                      K-12 Education                               I/S


                                        Legend:  S =  Private Satellite
                                                 V =  Videotape
                                                 T =  Teleconferencing
                                                 C =  Computer Based Training
                                                 W =  Workstation
                                                 I =  Interactive Multimedia
                                               N/A =  Not Applicable

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994:

     REVENUES. Revenues increased $8,093,481 or 9% primarily as a result of revenue growth in networks or products acquired or internally-developed since the first quarter of 1994, such as IDTN, LETN workstations, EXEN, and EMU. Also contributing to this increase was an increase in LTCN revenues. Revenues from the Company's six principal markets for the periods indicated were as follows:

                                    Markets                     Revenues
     ------------------------------------------------- ------------------------------
                                                                Year Ended
                                                        December 31,    December 31,
                                                            1994             1995
                                                       --------------- --------------
     Government and Public Services..................  $   18,375,281  $   20,077,352
     Automotive......................................      10,479,334      10,281,215
     Health Care.....................................      19,447,923      19,747,688
     Corporate and Professional......................      24,639,168      30,538,055
     Financial Services..............................       5,751,188       6,354,983
     Education.......................................       9,341,118       9,409,479
     Other...........................................       1,671,514       1,390,235
                                                       --------------  --------------

     Total...........................................  $   89,705,526  $   97,799,007
                                                       ==============  ==============

     Revenues in the Government and Public Services market increased $1,702,071 or 9% due primarily to an increase in LETN workstation sales. Also contributing to this increase was an increase in revenues for EMU, which was acquired in the first quarter of 1995; and GSTN, which has experienced an increase in subscribers since its inception in mid-1993. The increase in revenues was partially offset by a decrease in revenues for LETN and FETN satellite and videotape subscriptions as a result of a decrease in subscribers over the same period last year.

     Revenues in the Automotive market decreased $198,119 or 2% due primarily to decreases in the number of subscribers for ASTN. WCMI experienced an increase in revenues resulting from several custom programming projects completed during 1995.

     Revenues in the Health Care market increased $299,765 or 2% primarily as a result of an increase in revenues for LTCN, an internally-developed network which began operations in April 1993. Partially offsetting this increase was a decrease in revenues for HSTN and AHA as a result of a decrease in subscribers for these networks over the same period last year. IMN also experienced a decrease in revenues from its PsychLINK network as a result of a decrease in available educational grants which fund its programming.

     Revenues in the Corporate and Professional market increased $5,898,887 or 24% primarily as a result of IDTN's electronic classrooms which began operations in the first quarter of 1994, and EXEN, which began operations during the fourth quarter of 1995. Also contributing to this increase was ATSN, an internally-developed network which was introduced during the second quarter of 1995; and Safety Watch, a product acquired from Lockert Jackson in the first quarter of 1995. Partially offsetting these increases were decreases in revenues for ITS and Tel-A-Train which management believes result from an industry-wide decline in safety training sales, and a decline in international sales as a result of the decline in economic conditions in Mexico.

     Revenues in the Financial Services market increased $603,795 or 10% due to an increase in subscription-based revenue for BTCC as a result of an increase in subscribers over the same period last year.

     Revenues in the Education market increased $68,361 or 1% due to revenues generated from a government grant received in the first quarter of 1995.

     PROGRAMMING AND PRODUCTION. Programming and production costs increased $2,080,821 or 11% primarily as a result of production costs associated with IDTN which began operations in early 1994. Programming and production costs for WCMI increased over the same period last year as an increased number of custom programming projects were completed during 1995. Also contributing to this increase was EXEN, which began operations in the fourth quarter of 1995; and TI-IN, which offered additional courses and provided additional programming under a government grant received during the first quarter of 1995. Partially offsetting these increases were decreases in programming and production costs for many of the Company's more mature satellite networks such as LETN, FETN, ASTN and HSTN, as a result of the more efficient use of production facilities and utilization of existing program inventory. IMN costs decreased because fewer teleconferences were produced.

     DELIVERY AND TRANSMISSION. The increase of $2,402,440 or 22% over the corresponding period last year is primarily due to an increase in transponder expense, resulting from an amendment in September, 1994 to the Company's long-term transponder lease which increased its satellite transponder capacity. From 1994 to 1995, the Company experienced an increase in the cost of goods sold attributable to the increase in LETN workstation sales, as well as an increase in delivery & transmission costs for IDTN, which began operations in early 1994. Also contributing to the overall increase was an increase in equipment cancellation expense as a result of decline in subscribers in some of the mature networks, and an increase in the proportion of service related activity as opposed to installation and CDV conversion activity over the same period last year.

     SALES AND MARKETING. Sales and marketing expenses decreased $1,577,482 or 7% primarily as a result of the closing of the ITS New Jersey sales office in late 1994. In addition, ITS experienced a decrease in commission expense as result of a decrease in sales from 1994 to 1995, and as a result of the implementation of a new sales commission plan adopted in late 1994. Also contributing to the decrease in overall sales and marketing expense was ASTN, LETN and FETN which experienced a reduction in commission expense resulting from a decrease in sales from 1994 to 1995. Sales and marketing costs for subscription networks tend to decrease as the networks mature since commissions on renewals are lower than those paid on original sales.

     Sales personnel are compensated through commissions on new sales and renewals supplemented by a small base salary. Therefore, commission expense for the satellite networks in any reporting period will vary with the number of subscriptions and renewals sold during such reporting period. Commissions relating to the videotape, teleconference and interactive multimedia networks, however, are deferred and amortized over the life of the respective contract, which is generally a period of one to three years.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $1,214,623 or 12% over the prior period. This category includes operating costs for the Company's travel agency, executive compensation, facilities and other expenses not directly attributed to the operation of the programming, production and sales and marketing departments. The decrease in expenses from 1994 to 1995 is primarily due to a decrease in bad debt expense, the sale of the travel agency in the fourth quarter of 1994 and a decrease in outside consulting expense for BTCC.

     DEPRECIATION AND AMORTIZATION. The $1,888,443 or 19% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink and CDV equipment at customer receive sites for the Company's satellite networks. Production equipment, computer equipment and software, One-Touch equipment installed at TI-IN sites, equipment installed for IDTN electronic classrooms, and leasehold improvements necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization increased over the same period last year primarily as a result of intangibles acquired in the acquisitions of ETC and Lockert Jackson since the first quarter of 1994.

     INTEREST. Interest expense decreased by $55,834 or 32% primarily as a result of the payment of $1,100,000 of long-term debt in December, 1994. Interest income increased $449,952 or 477% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

     TAXES. The provision for income taxes as a percentage of income before income taxes increased from 38% in 1994 to 40% in 1995. This increase resulted primarily from an increase in state income taxes, an increase in non-deductible goodwill and the application of graduated tax rates.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31, 1993:

     REVENUES. Revenues increased $20,443,261 or 30% primarily as a result of revenue growth in networks acquired or internally-developed since the first quarter of 1993. Because the Company now offers more diversified products and services than in past periods, including teleconferences, Training on Demand and other customer services, management believes that reporting revenues by markets served is becoming more indicative of the Company's performance. Revenues from the Company's six principal markets for the periods indicated were as follows:

                                       Markets                      Revenues
     ---------------------------------------------------- ------------------------------
                                                                   Year Ended
                                                           December 31,    December 31,
                                                               1993            1994
                                                          --------------  --------------
     Government and Public Services.....................  $   18,997,150  $   18,375,281
     Automotive.........................................      10,286,597      10,479,334
     Health Care........................................      14,686,798      19,447,923
     Corporate and Professional.........................       9,540,067      24,639,168
     Financial Services.................................       5,577,978       5,751,188
     Education..........................................       8,226,147       9,341,118
     Other..............................................       1,947,528       1,671,514
                                                          --------------  --------------

     Total..............................................  $   69,262,265  $   89,705,526
                                                          ==============  ==============

     Revenues in the Government and Public Services market decreased $621,869 or 3% due primarily to decreases in the number of subscribers for LETN and FETN during 1994. Management believes these decreases stabilized to some extent by the end of 1994. This decrease in revenues was mitigated by an increase in revenues for GSTN, an internally-developed network which began operations in late 1993. American Heat and Pulse also experienced an increase in revenues from 1993 to 1994.

     Revenues in the Automotive market increased $192,737 or 2% due primarily to increases in the number of subscribers for ASTN.

     Revenues in the Health Care market increased $4,761,125 or 32% primarily as a result of an increase in revenues for LTCN, an internally-developed network which began operations in April 1993. An increase in the number of subscribers to Westcott Healthcare Teleconference programs, some of which were acquired during the first quarter of 1993, along with an increase in subscribers for HSTN also contributed to the revenue growth in this market.

     Revenues in the Corporate and Professional market increased $15,099,101 or 158% primarily as a result of the acquisitions of Tel-A-Train and ETC, in the fourth quarter of 1993 and the first quarter of 1994, respectively. Also contributing to this increase were IDTN's electronic classroom operation which began operations in the first quarter of 1994, and ITS, which was acquired during the second quarter of 1993.

     Revenues in the Financial Services market increased $173,210 or 3% as a direct result of revenue growth in BTCC.

     Revenues in the Education market increased $1,114,971 or 14% due to the introduction of elementary and middle school products and services, as well as the addition of new high school subscribers for the 1993-1994 school year.

     PROGRAMMING AND PRODUCTION. Programming and production costs increased $5,660,639 or 45% primarily as a result of production costs associated with IDTN which began operations in early 1994, product cost of ETC and Tel-A-Train acquired since the fourth quarter of 1993, costs attributable to additional collateral materials for new operations both acquired and internally developed since the first quarter of 1993. In addition, operating costs of the Interactive Education Service department increased as a result of more demand for test scoring and continuing education credit tracking.

     DELIVERY AND TRANSMISSION. The increase of $1,415,045 or 15% over the corresponding period last year is primarily due to videotape distribution costs associated with product delivery costs of Tel-A-Train and ITS, acquired in 1993; and ETC, acquired in the first quarter of 1994. BTCC also experienced an increase in videotape distribution costs as a result of the increase in the number of videotape subscribers. Offsetting these increases were decreases in videotape distribution costs for FETN, LETN and PSTN as a result of a decrease in the number of videotape subscribers in these networks. Also contributing to the overall increase in delivery and transmission costs was an increase in operating costs of the satellite communications department in order to accommodate the Company's overall growth.

     SALES AND MARKETING. Sales and marketing expenses increased $7,267,161 or 52% primarily as a result of the marketing of networks acquired or internally developed since the first quarter of 1993 such as Tel-A-Train, ETC, IDTN, ITS, ECI and GSTN. The marketing costs of BTCC also increased from 1993 to 1994 as a result of the amortization of deferred contract costs associated with contracts obtained in 1992 and 1993.

     Sales personnel are compensated through full commissions on new sales, supplemented by significantly lower commissions for renewals and a small base salary. Therefore, commission expense for the satellite networks in any reporting period will vary with the number of subscriptions and renewals sold during such reporting period. Commissions relating to the videotape and teleconference networks, however, are deferred and amortized over the life of the respective contract, which is generally a period of one to three years.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $768,073 or 7% over the prior period. This category includes operating costs for the Company's travel agency, executive compensation, facilities and other expenses not directly attributed to the operation of the programming, production and sales and marketing departments. The decrease in expenses from 1993 to 1994 is primarily due to networks acquired during 1993 such as BTVS, TI-IN and ECI; which experienced a reduction in expenses as they became fully integrated with the Company. Also contributing to this decrease was a reduction in operating costs for the travel agency. Partially offsetting these decreases was an increase in bad debt expense; an increase in administrative costs for ETC, which was acquired during 1994; and an overall increase in administrative operating costs in order to accommodate the Company's overall growth.

     DEPRECIATION AND AMORTIZATION. The $2,293,631 or 29% increase in depreciation and amortization expense over the same period last year is primarily attributable to depreciation increases for the installation of downlink and CDV equipment at LETN, FETN, HSTN, LTCN and TI-IN sites, as well as One-Touch equipment installed at TI-IN sites during 1994. Equipment installed for IDTN electronic classrooms, computer equipment and software, leasehold improvements and production equipment purchases necessary to accommodate the Company's overall growth also contributed to this increase in depreciation expense. Amortization of goodwill and other intangible assets added in connection with acquisitions made during 1993 and 1994 also increased during the comparison period.

     INTEREST. Interest expense decreased by $67,849 or 28% primarily as a result of the payment of $8,190,640 of long-term debt in June, 1993. Interest income remained relatively stable with a slight decrease of $68,000 or 42% over the same period last year primarily as a result of the decrease in temporary interest-bearing investments.

     TAXES. The provision for income taxes as a percentage of income before income taxes remained at 38% from 1993 to 1994.


LIQUIDITY AND CAPITAL RESOURCES

     During 1995, the Company satisfied its liquidity needs principally from cash flow from operations. In addition, the Company has a credit facility under which the Company may borrow up to $18,000,000. No amounts have been drawn against this facility as of December 31, 1995. The facility, which has been extended through June 28, 1996, provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged. As of December 31, 1995, the Company had $14,267,208 in cash and cash equivalents.

     The Company's credit facility contains various restrictive covenants which, among other things, prohibit the payment of cash dividends and require the Company to maintain certain financial and tangible net worth ratios. The facility is secured by studio equipment, downlink equipment, other equipment and fixtures, subsidiary stock and accounts receivable.

     During the year ended December 31, 1995, the Company generated approximately $20.6 million in cash from operations. Approximately $13.6 million in cash was used in investment activities, primarily in connection with the purchase of equipment, investments in program inventory and the acquisition of Lockert Jackson and Associates. The Company's financing activities during the year ended December 31, 1995 generated approximately $1.5 million, primarily from the issuance of Common Stock under the Company's employee stock purchase and option plans, which was partially offset by payments on short term and long term debt.

     The Company has identified capital needs of approximately $8 million through 1996 primarily to fund additions to the production facility, additional purchases and installations of downlink equipment, computer hardware and software for the A/S 400, purchases and installation of equipment for EXEN classroom sites, and investments in program inventory. As of December 31, 1995, the Company had operating lease commitments of $6,990,070, $6,628,508 and $5,949,778 in 1996, 1997 and 1998, respectively. The Company had no significant capital lease commitments.

     The Company believes cash generated from operations, cash on hand, and funds available under the revolving line of credit will be sufficient to meet its budgeted capital and liquidity requirements through the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item begins on page F-1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III.

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the 1995 fiscal year.

                                   PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS - SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ON PAGE F-1 HEREOF.

     2. FINANCIAL STATEMENT SCHEDULES ARE REQUIRED TO BE FILED BY ITEM 8 AND PARAGRAPH (D) OF THIS ITEM 14

     Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  EXHIBITS

     2.1 Agreement and Plan of Merger dated as of February 5, 1992, among USV Holdings, Inc., Gregory Earls, as Trustee under the Earls' Children Irrevocable Education Trust Agreement dated September 5, 1986, the Company, and ASTN, Inc./(5)/

     2.2 Acquisition Agreement dated as of January 13, 1992, between ICF International, Inc. and HSN Acquisition, Inc./(5)/

     2.3 Asset Purchase Agreement dated as of June 26, 1992, between Bankers Training and Consulting Company and the Company./(7)/

     2.4 Purchase Agreement dated January 1, 1993 among the Company, BancTraining Video Systems, an Iowa general partnership, Financial Shares Corporation, an Illinois corporation, RWWR Corp., an Iowa corporation, Wes Ritchie & Co., George M. Morvis, Robert D. Williams and Weston R. Ritchie./(9)/

     2.5 Plan and Agreement of Reorganization dated February 1, 1993 among the Company, Executive Communications, Inc., William H. Fueller, Thomas E. Rozzi, Thomas A. Rasmussen, Timothy H. Solomon, Richard M. Neustadt, William H. Stewart, Jr. and the Inside Stockholders./(9)/

     2.6 Asset Purchase Agreement dated as of April 1, 1993 between the Company, TI-IN Acquisition Corp., a Texas corporation, TI-IN Network, Inc., a Texas corporation and Certain of Its Stockholders./(10)/

     2.7 Agreement and Plan of Merger dated as of April 29, 1993 between the Company, ITS Acquisition Corp., a Texas corporation and Industrial Training Systems, Inc., a New Jersey corporation./(12)/

     2.8 Plan and Agreement of Reorganization dated as of December 1, 1993 between the Company, Tel-A-Train, Inc., a Tennessee corporation and Automotive Satellite Television Network, Inc., a Delaware corporation./(12)/

     2.9 Merger Agreement and Plan of Reorganization dated as of March 1, 1994 between Professional Security Television Network, Inc., a Delaware corporation, the Company and Excellence in Training Corporation, an Iowa corporation./(13)/

     2.10 Stock Purchase Agreement between The Stockholders of Lockert Jackson and Associates, Inc. and Westcott Communications, Inc. dated March 1, 1995./(16)/

     3(i)  Articles of Incorporation of the Company, as amended./(14)/

     3(ii) Bylaws of the Company, as amended./(14)/

     4     Specimen of Common Stock certificate of the Company./(1)/

     4.1 Rights Agreement, dated as of January 9, 1996, between the Company and KeyCorp Shareholder Services, Inc., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Preferred Stock of the Company, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of the Company./(17)/

     10.1 Network Access Agreement by and between the Company and Electronic Data Systems Corporation, dated October 1, 1990 (confidential treatment has been granted with respect to certain financial terms of this agreement)./(4)/

     10.2 Lease of Premises at 1303 Marsh Lane, Carrollton, Texas, by and between the Company and Aetna Life Insurance Company, dated February 17, 1988./(1)/

     10.3 Lease of Premises at Two Galleria Tower, 13455 Noel Road, Dallas, Texas 75240 dated April 15, 1992, as amended by First Amendment to Lease Agreement dated July 6, 1993./(14)/

     10.4 Westcott Communications, Inc. Employee Stock Purchase Plan effective January 1, 1990./(1)/

     10.5 Amendment No. 1 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

     10.6 Amendment No. 2 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

     10.7 Amendment No. 3 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

     10.8 Amendment No. 4 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

     10.9  1989 Stock Option Plan of Westcott Communications, Inc./(2)/

     10.10 Amendment No. 1 to 1989 Stock Option Plan of Westcott Communications, Inc./(2)/

     10.11 Amendment No. 2 to 1989 Stock Option Plan of Westcott Communications, Inc./(8)/

     10.12 Amendment No. 3 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

     10.13 Amendment No. 4 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

     10.14 Amendment No. 5 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

     10.15 Amendment No. 6 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

     10.16 Amendment No. 7 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

     10.17 Westcott Communications, Inc. Nonemployee Stock Option Plan./(2)/

     10.18 Amendment No. 1 to the Westcott Communications, Inc. Nonemployee Option Plan./(14)/

     10.19 Amendment No. 2 to the Westcott Communications, Inc. Nonemployee Option Plan./(14)/

     10.20 Transponder Lease Agreement dated as of May 1, 1991 scheduled to expire October 1, 1999 between the Company and Hughes Communications Galaxy, Inc./(8)/

     10.21 Amended Transponder Lease Agreement dated as of February 24, 1993. /(9)/

     10.22 Amended Transponder Lease Agreement dated as of April 23, 1993 (confidential treatment has been requested with respect to certain financial terms of this agreement)./(14)/

     10.23 Amended and Restated Network Agreement dated as of May 31, 1991 between the Company and Chrysler Corporation./(9)/

     10.24 Extension of Amended and Restated Network Agreement dated as of May 23, 1994 between the Company and Chrysler Corporation./(15)/

     10.25 Lease Agreement dated as of January 13, 1992, between ICF Leasing Corporation, Inc. and Health & Sciences Network, Inc./(5)/

     10.26 Non-Competition Agreement dated as of June 26, 1992, between Lawrence
           A. Darby and the Company./(8)/

     10.27 Employment and Consulting Agreement dated as of June 26, 1992, between Lawrence A. Darby and the Company./(8)/

     10.28 Employment and Settlement Agreement dated as of December 1, 1994 between the Company and Mr. William E. Smith./(15)/

     10.29 Services Agreement dated December 17, 1992 between the Company and American Hospital Association./(9)/

     10.30 Non-Competition Agreement dated as of February, 1993 between William
           H. Fueller and the Company./(14)/

     10.31 Promissory Note dated as of April 1, 1993./(14)/

     10.32 Second Amended and Restated Credit Agreement dated June 28, 1993 between the Company and Texas Commerce Bank, National
           Association./(11)/

     11    Computation of Earnings Per Share.*

     22    Subsidiaries of the Company.*

     23.1  Consent of Ernst & Young LLP, Independent Auditors.*

_________________

           * Exhibit filed herewith.

     /(1)/ Incorporated by reference from Registration Statement No. 33-28902 of the Company filed with the Securities and Exchange Commission.

     /(2)/ Incorporated by reference from the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989 filed with the Securities and Exchange Commission.

     /(3)/ Incorporated by reference from the Company's Current Report on Form
           8-K dated December 21, 1990 filed with the Securities and Exchange Commission.

     /(4)/ Incorporated by reference from the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1990 filed with the Securities and Exchange Commission.

     /(5)/ Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 5, 1992 filed with the Securities and Exchange Commission.

     /(6)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission.

     /(7)/ Incorporated by reference from the Company's Current Report on Form 8-K dated July 7, 1992, and filed with the Securities and Exchange Commission.

     /(8)/ Incorporated by reference from Registration Statement No. 33-50740 of the Company filed with the Securities and Exchange Commission.

     /(9)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the Securities and Exchange Commission

     /(10)/ Incorporated by reference from the Company's Current Report on Form
            8-K dated April 19, 1993, and filed with the Securities and Exchange Commission.

     /(11)/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 filed with the Securities and Exchange Commission.

     /(12)/ Incorporated by reference from the Company's Current Report on Form
            8-K dated January 12, 1994, and filed with the Securities and Exchange Commission.

     /(13)/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 filed with the Securities and Exchange Commission.

     /(14)/ Incorporated by reference from the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission.


     /(15)/ Incorporated by reference from the Company's Annual Report on Form
            10-K for the fiscal ended December 31, 1994 filed with the Securities and Exchange Commission.

     /(16)/ Incorporated by reference from the Company's Annual Report on Form
            10-Q for the fiscal quarter ended March 31, 1995 filed with the Securities and Exchange Commission.

     /(17)/ Incorporated by reference from the Company's Current Report on Form
            8-K dated January 9, 1996, and filed with the Securities and Exchange and Commission.

(b)  Reports on Form 8-K:

       None.

(c) The Index of Exhibits and required Exhibits are included following the financial statement schedules.

(d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included on page F-1 of this Form 10-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996.



                                 WESTCOTT COMMUNICATIONS, INC.

                                 By /s/ CARL WESTCOTT
                                    ------------------------------------------
                                    Carl Westcott, Chairman of the Board
                                    and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th of March, 1996.



/s/ CARL WESTCOTT
---------------------
Carl Westcott               Chairman of the Board and Chief Executive Officer of
                            the Company (Principal Executive Officer)

/s/ JACK T. SMITH
---------------------
Jack T. Smith               Director, President and Chief Operating Officer


/s/ PHYLLIS FARRAGUT
---------------------
Phyllis Farragut            Executive Vice President and Chief Financial
                            Officer
                            (Principal Financial and Accounting Officer)

/s/ JEFFREY M. HELLER
---------------------
Jeffrey M. Heller           Director


/s/ GARY J. FERNANDES
---------------------
Gary J. Fernandes           Director


/s/ STANSFIELD TURNER
---------------------
Stansfield Turner           Director



/s/ KERN WILDENTHAL         Director
---------------------
Kern Wildenthal

                         WESTCOTT COMMUNICATIONS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


                                                                         PAGE
                                                                     REFERENCE IN
                                                                       REPORT ON
                                                                       FORM 10-K
                                                                       ---------
Consolidated Financial Statements:

 Report of Ernst & Young LLP, Independent Auditors..............           F-2

Consolidated Statements of Operations for the years ended
  December 31, 1993, 1994 and 1995..............................           F-3

Consolidated Balance Sheets at December 31, 1994 and 1995.......           F-4

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1993, 1994 and 1995..................           F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1993, 1994 and 1995..............................           F-7

Notes to Consolidated Financial Statements......................           F-9

Selected Quarterly Information (Unaudited)......................           F-19

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts...............           F-20


Consent of Ernst & Young LLP, Independent Auditors..............           F-21

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Shareholders
WESTCOTT COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Westcott Communications, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westcott Communications, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                     ERNST & YOUNG LLP

Dallas, Texas
February 16, 1996

                         WESTCOTT COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                       1993            1994            1995
                                                   ------------    ------------    ------------
Revenues.....................................      $69,262,265     $89,705,526     $97,799,007
Cost of revenues:
 Programming and production..................       12,453,627      18,114,266      20,195,087
 Delivery and transmission...................        9,285,806      10,700,851      13,103,291
 Sales and marketing.........................       13,858,566      21,125,727      19,548,245
 General and administrative..................       11,223,994      10,455,921       9,241,298
 Depreciation and amortization...............        7,801,970      10,095,601      11,984,044
                                                   -----------     -----------     -----------
   Total.....................................       54,623,963      70,492,366      74,071,965

Income from operations.......................       14,638,302      19,213,160      23,727,042

Interest expense.............................         (244,610)       (176,761)       (120,927)
Interest income..............................          162,247          94,247         544,199
Other income (loss)..........................          (26,929)        (38,692)         46,548
                                                   -----------     -----------     -----------

Income before income taxes...................       14,529,010      19,091,954      24,196,862
Provision for income taxes (Note 5)..........        5,532,325       7,254,943       9,616,298
                                                   -----------     -----------     -----------

Net income before preferred stock dividends..        8,996,685      11,837,011      14,580,564

Preferred stock dividends....................          160,087          -               -
                                                   -----------     -----------     -----------

Net income available to common shareholders..      $ 8,836,598     $11,837,011     $14,580,564
                                                   ===========     ===========     ===========

Earnings per common share....................      $       .47     $       .61     $       .74
                                                   ===========     ===========     ===========

Weighted average common and common
 equivalent shares outstanding...............       18,901,897      19,379,439      19,643,449
                                                   ===========     ===========     ===========

                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1995

                                    ASSETS

                                                                  1994               1995
                                                              -------------     -------------
Current assets:
 Cash and cash equivalents..............................   $     5,815,118    $    14,267,208
 Accounts receivable (net of allowance for
  doubtful accounts of $776,000 and $811,000
  in 1994 and 1995, respectively) (Note 4)..............        20,939,216         23,048,642
 Program inventory......................................         5,843,078          7,784,585
 Prepaid commissions....................................         2,038,547          2,837,125
 Short-term investment..................................           718,437             -
 Other current assets...................................         3,834,796          4,028,521
                                                           ---------------    ---------------
   Total current assets.................................        39,189,192         51,966,081

Property and equipment, at cost (Note 4):
 Downlink equipment.....................................        32,267,208         34,161,017
 Studio equipment.......................................        10,990,730         11,501,503
 Office furniture and equipment.........................        12,096,651         14,155,697
 Leasehold improvements.................................         2,499,308          2,628,201
                                                           ---------------    ---------------
                                                                57,853,897         62,446,418
 Accumulated depreciation and amortization..............       (22,298,155)       (29,750,234)
                                                           ---------------    ---------------
                                                                35,555,742         32,696,184
Other assets:
 Equipment inventory....................................         2,648,086          1,970,985
 Program inventory......................................         9,802,493         11,533,303
 Goodwill (net of accumulated amortization of
    $3,197,000 and $4,808,000 in 1994 and 1995,
    respectively) (Note 3)..............................        16,491,866         20,483,469
 Other intangibles (net of accumulated amortization of
    $3,144,000 and $4,345,000 in 1994 and 1995,
    respectively) (Note 2)..............................         2,962,745          2,997,307
 Other assets...........................................         2,337,180          3,335,908
                                                           ---------------    ---------------
                                                           $   108,987,304    $   124,983,237
                                                           ===============    ===============

                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                          DECEMBER 31, 1994 AND 1995

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1994           1995
                                                         -------------  -------------
Current liabilities:
  Accounts payable.....................................  $  2,430,582   $  1,634,416
  Income tax payable...................................       213,436         54,913
  Accrued liabilities..................................     4,557,849      4,937,271
  Deferred income taxes (Note 5).......................     1,154,962      1,426,465
  Unearned revenue.....................................    14,994,796     12,423,611
  Current portion of long-term obligations.............        10,000         10,000
                                                         ------------   ------------
      Total current liabilities........................    23,361,625     20,486,676

Long-term debt.........................................        32,254         18,601

Deferred income taxes (Note 5).........................     1,162,672      2,825,260

Minority interest (Note 6).............................       132,940        246,595

Commitments (Note 7)

Shareholders' equity (Notes 3, 4 and 8):
  Common stock, $.01 par value; 29,000,000
    shares authorized; 19,561,123 and 19,799,720
    shares outstanding in 1994 and 1995, respectively..       195,611        197,997
  Additional paid-in capital...........................    71,398,368     73,923,710
  Retained earnings....................................    12,859,978     27,440,542
  Less treasury shares at cost; 45,920 shares..........      (156,144)      (156,144)
                                                         ------------   ------------
      Total shareholders' equity.......................    84,297,813    101,406,105
                                                         ------------   ------------
                                                         $108,987,304   $124,983,237
                                                         ============   ============

                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                                             Additional      Retained
                                              Preferred Stock          Common Stock            paid-in       earnings      Treasury
                                           ----------------------  ------------------------
                                            Shares      Amount      Shares        Amount       capital       (deficit)      shares
                                           ---------- -----------  -----------  -----------  ------------ -------------  -----------

Balance at December 31, 1992..............   116,427  $ 11,642,684  17,164,140  $  171,642  $ 37,569,085  $ (7,148,672)  $ (156,144)

Deferred tax benefit under pooling-
 of-interests method of accounting
   (Note 5)....                              -              -           -           -          3,572,844         -             -
Issuance of common stock
 under Employee Stock Purchase
   Plan (Note 8)..........................    -              -           27,696         277       372,302         -             -
Issuance of common stock under
 Employee Stock Option Plan and
 Non-Employee Stock Option Plan,
  including federal tax benefit (Note 8)..   -              -          146,750       1,467       896,347         -             -
Redemption of preferred
 stock (Note 11)..........................  (116,427)  (11,642,684)     -           -          3,405,695         -             -
Issuance of common stock for
 acquisition of BTVS, ECI and Tel-A-Train
 (Note 3).................................   -              -          235,376       2,354     2,165,063         -             -
Exchange of common stock for
 for long-term debt (Note 3)..............   -              -           38,069         380       799,068         -             -
Issuance of 1,571,500 common shares
 in public offering (Note 9)..............   -              -        1,571,500      15,715    17,529,518         -             -
Preferred stock dividend..................   -              -           -           -              -          (160,087)        -
TI-IN loss for three months ended
 December 31, 1992 (Note 3)...............   -              -           -           -              -          (664,959)        -
Net Income................................   -              -           -           -              -         8,996,685         -
                                          ----------- -----------  -----------  -----------  ------------ -------------  ----------

Balance at December 31, 1993..............   -        $     -       19,183,531    $191,835  $ 66,309,922   $ 1,022,967   $ (156,144)


Issuance of common stock under
 Employee Stock Purchase Plan (Note 8)....   -              -           33,572         336       444,882         -             -
Issuance of common stock under
 Employee Stock Option Plan and
 Non-Employee Stock Option Plan,
 including federal tax benefit (Note 8)...   -              -          244,020       2,440     2,544,564         -             -
Issuance of common stock for acquisition
 of ETC (Note 3)..........................   -              -          100,000       1,000     2,099,000         -             -
Net Income................................   -              -           -           -              -        11,837,011         -
                                          ----------- -----------  -----------  -----------  ------------ -------------  ----------

Balance at December 31, 1994..............   -        $     -       19,561,123  $  195,611 $  71,398,368  $ 12,859,978   $ (156,144)


Issuance of common stock under
 Employee Stock Purchase Plan (Note 8)....   -              -           24,402         244       305,632         -             -
Issuance of common stock under
 Employee Stock Option Plan and
 Non-Employee Stock Option Plan,
 including federal tax benefit (Note 8)...   -              -          169,150       1,692     1,595,160         -             -
Issuance of common stock for acquisition
 of ETC (Note 3)..........................   -              -           45,045         450       624,550         -             -
Net Income................................   -              -           -           -              -        14,580,564         -
                                          -----------   --------- ------------   ---------- ------------- -------------  ----------
Balance at December 31, 1995..............   -        $     -       19,799,720   $ 197,997  $ 73,923,710  $ 27,440,542   $ (156,144)
                                          ===========   ========= ============   ========== ============= =============  ==========

                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                               1993           1994           1995
                                                           -------------  -------------  -------------
Operating activities:
 Net income..............................................  $  8,996,685   $ 11,837,011   $ 14,580,564
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization........................     7,801,970     10,095,601     11,984,044
    Deferred income taxes................................     3,611,672      3,147,331      3,004,681
    (Gain) loss on retirement of property and equipment..        26,929        (10,690)        18,054
    Changes in operating assets and liabilities:
      Accounts receivable................................    (4,063,448)    (3,599,746)    (2,013,064)
      Investments in trade securities....................       231,437       (718,437)       718,437
      Other current assets and prepaid commissions.......    (1,872,206)    (1,210,696)      (922,195)
      Accounts payable and accrued liabilities...........      (993,500)    (2,798,100)    (2,970,245)
      Income taxes payable...............................      (568,531)     1,125,457       (158,523)
      Unearned revenue...................................     2,740,533     (1,072,081)    (3,688,132)
                                                           ------------   ------------   ------------
        Net cash provided by operating activities........    15,911,541     16,795,650     20,553,621

Investing activities:
 Net increase in other assets............................    (2,888,275)    (1,720,331)    (2,039,307)
 Additions to property and equipment.....................   (15,889,058)   (12,828,144)    (5,317,581)
 Net additions to program inventory......................    (4,101,577)    (4,115,487)    (3,478,411)
 Net additions to interest in partnership................        23,290        109,650        113,655
 Proceeds from sale of assets............................       243,806        127,171         30,093
 Purchase business combinations,
   net of cash acquired (Note 3).........................    (2,604,862)        10,662     (2,858,548)
 Net TI-IN cash transactions for the three months
   ended December 31, 1992 (Note 3)......................       478,883         -              -
                                                           ------------   ------------   ------------
        Net cash used in investing activities............   (24,737,793)   (18,416,479)   (13,550,099)

Financing activities:
 Payments on short-term debt and capital leases..........      (948,350)    (1,233,091)      (255,024)
 Payments on long-term debt..............................   (11,647,159)       (10,715)      (199,136)
 Proceeds from long-term debt and capital leases.........       181,768        141,992         -

 Cost of redemption of Preferred Stock (Note 11).........       (46,349)        -              -

 Proceeds from issuance of stock, net (Note 8)...........       372,579        445,218        305,876
 Proceeds from exercise of stock options (Note 8)........       897,814      2,547,004      1,596,852
 Preferred stock dividend................................      (160,087)        -              -

 Issuance of Common Stock in public offerings (Note 9)...    17,545,233         -              -
                                                           ------------   ------------   ------------
          Net cash provided by financing activities......     6,195,449      1,890,408      1,448,568


Net increase (decrease) in cash and cash equivalents.....    (2,630,803)       269,579      8,452,090
Cash and cash equivalents at beginning of year...........     8,176,342      5,545,539      5,815,118
                                                           ------------   ------------   ------------
Cash and cash equivalents at end of year.................  $  5,545,539   $  5,815,118   $ 14,267,208
                                                           ============   ============   ============

Supplemental disclosures of cash flow information
 Cash paid during the year:
   Interest..............................................  $    204,388   $    176,761   $    120,927
   Income taxes..........................................  $  1,500,054   $  1,452,085   $  6,386,475

                         WESTCOTT COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


NONCASH INVESTING ACTIVITY:

     In 1993, the Company issued 973,445 shares of its Common Stock valued at approximately $15,210,500 and assumed liabilities of approximately $4,615,400 in connection with the acquisitions of BancTraining Video Systems, Executive Communications, Inc., TI-IN Network, Inc., Industrial Training Systems Corporation and Tel-A-Train, Inc. (See Note 3)

     In March 1993, the Company acquired all 116,427 outstanding shares of its Preferred Stock held by EDS in exchange for a promissory note in the principal amount of $8,190,640. (See Note 11)

     In March 1994, the Company issued 100,000 shares of its Common Stock valued at approximately $2,100,000 and assumed liabilities of approximately $979,000 in connection with the acquisition of Excellence in Training Corporation. (See Note 3)

     In April 1995, the Company issued an additional 45,045 shares of its Common Stock valued at approximately $625,000 in connection with the acquisition of Excellence in Training Corporation. (See Note 3)

     The Company recorded obligations for additional purchase price and non-competition agreements relating to 1993 and 1994 purchase business combinations totaling approximately $176,000 and $1,974,000 in 1993 and 1994, respectively.



                            See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.   DESCRIPTION OF COMPANY

     Westcott Communications, Inc., a Texas corporation (the "Company"), educates, trains and informs individuals with common interests in selected markets by providing value-added products and services using appropriate communication technologies. Markets that are currently served include government and public service, automotive, corporate and professional, healthcare, education, financial services and electronic classroom. The Company's operations have been conducted primarily within the continental United States, and sales outside the U.S. to date have not been material.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 50% owned investee (Note 6). All significant intercompany transactions and balances have been eliminated.

     Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

     Revenues - Subscription fees for satellite and videotape network services are recognized in the month services are rendered. IDTN customers are generally billed for services rendered upon completion of their broadcast. First time customers under a "Proof of Concept" contract may be billed one half of their fee when the contract is signed, with the remaining portion billed upon completion of the broadcast. Subscription fees for EXEN customers are billed in the month following the month of service. Fees for participation are generally billed in the month following the first class session of each course. Enrollment fees are billed upon contract signature.

     Accounts Receivable - Accounts receivable include subscription fees billed to satellite network subscribers one month in advance and videotape subscribers generally billed a year in advance or within one month of delivery of goods. The base contract fee for IDTN services are generally recognized in the month that the broadcast occurs. Additional revenues not covered by the base fee, such as those received for catering services, temporary viewing sites and additional production services, are recognized on the percentage-of-completion basis. The subscription fee for EXEN customers is recognized on a straight-line basis over the life of the related contract, which is generally one year. Revenue for participation fees in excess of this subscription fee are recognized in the month that the course begins. EXEN enrollment fees are recognized in the month the customer's enrollment is complete. Bad debt expense for the years ended December 31, 1993, 1994 and 1995 was approximately $1,111,000, $2,105,000 and
$1,423,000, respectively. A portion of the amount in unearned revenue represents additional reserve for uncollectible accounts receivable to the extent the revenue has not been recognized.

     Program Inventory - Program inventory represents the unamortized cost of programs produced for both the satellite and videotape networks. The cost of these programs has been calculated using the average cost method. The cost of satellite programs is expensed as airings occur in ratio to an estimated number of future showings of each program, and are allocated between current and noncurrent based on the estimated cost of programs to air in the following twelve months. The cost of videotape inventory is expensed on a straight-line basis over the estimated period of time that revenues from future sales are estimated to be generated, which is generally one to five years. The

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


amortization of satellite program inventory is dependent upon management's estimate of the number of future airings. Program inventory is reviewed periodically and revised downward if the usefulness of a program declines.

     Goodwill and Other Intangibles - Goodwill is generally amortized on a straight-line basis over a period of 15 years. Other intangible assets include noncompete agreements, trademarks and customer agreements which are amortized using the straight-line method over the lesser of the period of the agreement or the estimated useful lives which range from 3-7 years.

     Investments - At December 31, 1994, investments consist primarily of equity securities. These securities are classified as trading securities and are stated at fair market value.

     Equipment Inventory - Equipment inventory represents uninstalled receive site equipment.

     Deferred Contract Costs - Certain costs incurred within the videotape networks to obtain sales contracts are deferred and amortized using the straight-line method over the period of time that revenues from these contracts are recognized, which generally ranges from 1-2 years. Such costs are included in other current assets in the accompanying financial statements. Amortization of deferred contract costs totaled approximately $1,344,000, $2,728,000 and $1,670,000 in 1993, 1994 and 1995, respectively, and is included in sales and marketing costs in the accompanying financial statements.

     Commission Expense - Commissions for obtaining satellite subscriber contracts are generally expensed in the month the contract is received, with the exception of TI-IN satellite subscriber contracts which are deferred and expensed over the life of the contract which is usually one school year. Commissions for obtaining EXEN and videotape contracts are deferred and expensed over the life of the related contract. IDTN commissions are expensed as the live events occur.

     Unearned Revenue - Unearned revenue represents amounts paid by or billed to customers (with payment due within 30 days) for services to be delivered in future periods. Unearned revenue is recognized as these services are delivered.

     Depreciation and Amortization - Depreciation of property and equipment is computed using the straight-line method over estimated useful lives which range from 3-8 years. Leasehold improvements are amortized over the shorter of the term of the related lease or their estimated useful lives.

     Income Taxes - Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. In addition, the current or deferred consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years.

     Stock-based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options, rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Risk Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk are short-term cash investments and accounts receivable. The Company places its short-term cash investments in

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


government securities and investment grade, short-term bank certificates of deposit. The Company sells subscription and production services to customers throughout the United States and Canada associated with the law enforcement, fire and emergency, healthcare, banking, professional security, corporate, education, accounting and automotive industries. The Company continuously evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company's allowance for doubtful accounts is based on current market conditions and losses on uncollectible accounts have consistently been within management's expectations.

     Earnings per share - Earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the 1995 presentation.

3.   ACQUISITIONS

     Effective January 1, 1993, the Company acquired the assets of BancTraining Video Systems ("BTVS") in exchange for 135,000 shares of the Company's Common Stock valued at approximately $1,552,500 in a transaction accounted for under the pooling-of-interests method of accounting. BTVS produces and distributes video-based training material for the financial services industry.

     Effective February 1, 1993, the Company acquired certain assets of Executive Communications, Inc. ("ECI") in exchange for 40,000 shares of the Company's Common Stock valued at approximately $565,000 plus the assumption of approximately $1,106,000 of liabilities. ECI produces and distributes subscription-based training seminars via satellite and videotape for healthcare professionals. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of ECI are included in the Company's consolidated financial statements commencing February 1, 1993.

     Effective April 8, 1993, the Company acquired certain assets and liabilities of TI-IN Network, Inc. ("TI-IN") in exchange for 700,000 shares of the Company's Common Stock valued at approximately $11,025,000 in a transaction accounted for using the pooling-of-interests method of accounting. TI-IN provides live interactive courses via satellite, with two-way communication for students in Grades K through 12. TI-IN also provides in-service training and information for teachers and administrators.

     Effective June 2, 1993, the Company acquired all of the outstanding stock of Industrial Training Systems Corporation ("ITS") in exchange for approximately $2,998,000 and the assumption of approximately $531,400 of liabilities. In addition, the Company entered into an obligation for additional purchase price and noncompete agreements totaling approximately $595,000 which is payable through 1995. ITS develops, produces and markets instructional and training video products covering a broad range of occupational health, workplace safety and industry maintenance topics. ITS also provides custom video production and consulting services to satisfy specific training needs of individual companies and organizations. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of ITS are included in the Company's consolidated financial statements commencing June 2, 1993.

     Effective December 1, 1993, the Company acquired the assets of Tel-A-Train, Inc. ("Tel-A-Train") in exchange for 60,376 shares of the Company's Common Stock valued at approximately $1,268,000 plus the assumption of approximately $2,978,000 of liabilities. The Company issued an additional 38,069 shares of its Common Stock in payment of approximately $800,000 of these liabilities assumed. Tel-A-Train develops, produces and markets instructional and training video and interactive computer software products covering a broad range of technical, vocational and safety topics throughout the world. This acquisition was accounted for as a purchase, and accordingly,

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



the net assets and results of operations of Tel-A-Train are included in the Company's consolidated financial statements commencing December 1, 1993.

     Effective March 1, 1994, the Company acquired all of the outstanding stock of Excellence in Training Corporation ("ETC") in exchange for 100,000 shares of the Company's Common Stock valued at approximately $2,100,000 and the assumption of approximately $979,000 of liabilities. In addition, the Company entered into an obligation for additional purchase price and noncompete agreements which are payable through 1996. In April 1995, in accordance with the terms of the obligation for additional purchase price, the Company issued 45,045 additional shares of its Common Stock valued at approximately $625,000. ETC distributes instructional and training video products covering a broad range of business, management and human resource topics. ETC also produces and markets its own video products and provides custom video production and training services to satisfy specific training needs of individual companies and organizations. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of ETC are included in the Company's consolidated financial statements commencing March 1, 1994.

     Effective March 1, 1995, the Company acquired all of the outstanding stock of Lockert Jackson & Associates, Inc. ("Lockert Jackson") in exchange for a cash payment of $1,500,000 and the assumption of approximately $2,075,000 of liabilities. In addition, the Company made a one-time payment of $500,000 in return for five-year non-competition agreements, and will pay approximately $318,000 of additional purchase price over the next three years. Lockert Jackson is nationally recognized as a producer and distributor of "Emergency Medical Update" and "Safety Watch," subscription based emergency medical and safety video training products. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Lockert Jackson are included in the Company's financial statements commencing March 1, 1995.

     The following pro forma income statement data reflects the pro forma consolidated results of operations of the Company, BTVS, ECI, ITS, Tel-A-Train, ETC and Lockert Jackson after giving effect to certain purchase related adjustments including amortization of goodwill, elimination of overhead allocation and related income tax effects. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, BTVS, ECI, ITS, Tel-A-Train, ETC and Lockert Jackson had constituted a single entity during such period. The pro forma income statement data for the years ended December 31, 1993, 1994 and 1995 are presented as if the purchase acquisitions occurred on January 1 of the year preceding the year of acquisition.

                                                (Unaudited)
                                  ----------------------------------------
                                      1993          1994          1995
                                  ------------  ------------  ------------
     Revenues...................  $ 83,604,000  $ 91,897,000  $ 98,057,000
     Net income.................  $ 10,366,000  $ 11,984,000  $ 14,775,000
     Earnings per share.........  $        .55  $        .62  $        .75

4.   LONG-TERM OBLIGATIONS

     The Company's long-term obligation at December 31, 1994 and 1995 consists of a note payable bearing interest at 7% and maturing through 1997.

     Effective June 28, 1993, the Company entered into a two-year revolving credit facility with its bank pursuant to which it may borrow up to $18,000,000. After the revolver term expires, outstanding amounts under this facility would be convertible into a four-year term loan. Effective June 28, 1995, this credit facility was extended for one year to

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



June 28, 1996. The facility provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one-half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged.

     The credit facility contains various restrictive covenants which, among other things, limit the payment of cash dividends and require the Company to maintain certain financial and tangible net worth ratios. The facility is secured by studio equipment, downlink equipment, other equipment and fixtures, subsidiary stock and accounts receivable. At December 31, 1995, there were no amounts borrowed under this facility.

5.   INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                                                   1993           1994          1995
                                                               ------------   ------------  ------------
     Current:
      Federal............................................      $    909,557   $  3,619,280  $  5,784,146
      State .............................................           225,528        488,332       827,471
                                                               ------------   ------------  ------------
      Total Current......................................         1,135,085      4,107,612     6,611,617
                                                               ------------   ------------  ------------
     Deferred:
      Federal............................................         4,120,337      2,982,718     2,570,987
      State..............................................           276,903        164,613       433,695
                                                               ------------   ------------  ------------
      Total Deferred ....................................         4,397,240      3,147,331     3,004,681
                                                               ------------   ------------  ------------
     Total Provision ....................................      $  5,532,325   $  7,254,943  $  9,616,299
                                                               ============   ============  ============

The differences between the statutory and effective tax rates on tax expense are as follows:

                                                                   1993           1994          1995
                                                               ------------   ------------  ------------
     Computed income tax expense at statutory rate.......      $  4,939,863   $  6,491,264  $  8,226,933
     State and local taxes, net of federal benefit.......           331,604        430,944       670,254
     Nondeductible goodwill amortization.................           296,134        459,203       534,336
     Interest on tax-free investments....................           (35,796)       (26,817)       (4,492)
     Other (individual items less than 5% of the
      expected tax provision)............................               520        (99,651)      189,268
                                                               ------------   ------------  ------------
                                                               $  5,532,325   $  7,254,943  $  9,616,299
                                                               ============   ============  ============

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets for the years ended December 31, 1994 and 1995 are as follows:

                                                     1994               1995
                                                 ------------        -----------
Deferred tax liabilities:
  Tax over book depreciation...................  $  3,595,300        $ 5,407,450
  Prepaid expenses.............................     1,549,179          1,778,030
  Other-net....................................       199,682            302,167
                                                 ------------        -----------
   Total deferred tax liabilities..............  $  5,344,161        $ 7,487,647
                                                 ------------        -----------
Deferred tax assets:
  Book over tax amortization...................     2,031,690          1,546,626
  Allowance for bad debts......................       308,091            346,828
  Rent expense.................................         3,247              3,509
  Accrued vacation.............................       103,669            120,069
  Deferred compensation........................         -                108,132
  Net operating loss carryforwards.............       371,888            722,682
  Alternative minimum tax credit carryover.....        97,683             -
  Other-net....................................       110,259            388,076
                                                 ------------        -----------
   Subtotal....................................     3,026,527          3,235,922
  Valuation allowance for deferred tax assets..         -                 -
                                                 ------------        -----------
   Total deferred tax assets...................  $  3,026,527        $ 3,235,922
                                                 ------------        -----------
Net deferred tax liability.....................  $  2,317,634        $ 4,251,725
                                                 ============        ===========

     During 1993, the Company acquired certain assets and liabilities of TI-IN Network, Inc. and BancTraining Video Systems including deferred tax assets of $3,134,615 and $438,229, respectively. These acquisitions were accounted for using the pooling-of-interests method of accounting, and as a result, the deferred tax assets were recorded through an addition to additional paid-in capital.

     At December 31, 1995, the Company had a net operating loss carryforward of approximately $2,064,806. The net operating loss carryforward is subject to certain limitations under Section 382 of the Internal Revenue Code, and expires in 2009.


6.   INTEREST IN PARTNERSHIP

     Effective April 1993, the Company entered into a partnership agreement to form Government Services Television Network, L.L.P. ("GSTN"). The Company is the sole managing partner of GSTN and holds a 50% interest in the partnership, with the remaining 50% being held by the Public Parties Limited Partnership.

     The Company believes that its 50% ownership interest in the partnership, coupled with its sole management authority, is sufficient to create a majority interest for purposes of applying SFAS No. 94. Therefore, the Company reports its investment in GSTN under the consolidation method.

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



7.   COMMITMENTS

     The Company negotiated a long-term transponder lease commencing on September 1, 1991 and extending through January 16, 2002 to provide transmission services for ASTN, LETN, HSTN, LTCN and FETN. The terms of this operating lease agreement were renegotiated in 1993 to include services for TI-IN. In addition, occasional-use time is currently available to the Company under this agreement.

     During 1994, and in accordance with the terms of the transponder lease agreement, the Company expanded its satellite transponder capacity to provide transmission for IDTN, EXEN and other teleconferences, resulting in an increase in the minimum annual lease payments due under this agreement.

     The Company is committed to certain operating leases for office and production space as well as satellite transponder capacity. The minimum annual lease payments due under these agreements are as follows:

     Year ending                                 Building     Transponder
     December 31,                                 leases         leases        Total
     ------------                              ------------  ------------  ------------
     1996...................................   $  2,550,070  $  4,440,000  $  6,990,070
     1997...................................      2,188,508     4,440,000     6,628,508
     1998...................................      1,509,778     4,440,000     5,949,778
     1999...................................          2,400     4,440,000     4,442,400
     2000...................................        -           4,440,000     4,440,000
     Thereafter.............................        -           4,625,000     4,625,000
                                               ------------  ------------  ------------
                                               $  6,250,756  $ 26,825,000  $ 33,075,756
                                               ============  ============  ============

     Lease expense was $6,180,445, $7,125,579 and $7,151,288 for the years ended December 31, 1993, 1994 and 1995, respectively.

     The Company's subsidiary, TI-IN Acquisition Corp. ("TI-IN"), has an agreement through August 1996 with the Texas Education Service Center, Region 20 ("Region 20") whereby TI-IN programming is developed using Region 20 teachers and facilities. The courses developed meet the standards established by the Texas Educational Agency. Region 20 secures teachers and develops administrative and instructional support procedures for transmitting of accredited programming by satellite and cable. The Company pays $110,094 monthly for these services, a fee which is renegotiated each September.

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


8.   STOCK OPTIONS/EMPLOYEE STOCK PURCHASE PLAN

     A total of 3,000,000 shares of Common Stock are reserved for issuance under the 1989 Stock Option Plan (the "Plan"). All options are granted to officers and key employees of the Company at prices equal to the fair market value of the Company's Common Stock on the date of grant, and expire five years from the date of grant.

     Information with respect to options granted is as follows:

                                                                            Range of
                                                           Number        option exercise
                                                          of shares      prices per share
                                                          ----------   ---------------------
      Outstanding at December 31, 1993...................  1,073,620   $ 2.31  to    $ 17.75
                                                           =========
     1994:
      Granted............................................  1,095,000   $ 9.25  to    $ 24.00
      Exercised..........................................   (238,020)  $ 2.31  to    $ 14.00
      Cancelled..........................................   (240,700)  $ 2.44  to    $ 24.00
                                                           ---------
      Outstanding at December 31, 1994...................  1,689,900   $ 2.44  to    $ 23.00
                                                           =========
     1995:
      Granted............................................    181,000   $13.69  to    $ 14.88
      Exercised..........................................   (153,500)  $ 2.44  to    $ 14.00
      Cancelled..........................................   (272,750)  $ 7.00  to    $ 23.00
                                                           ---------
      Outstanding at December 31, 1995...................  1,445,000   $ 2.44  to    $ 23.00
                                                           =========

     Of the 1,445,000 outstanding stock options, 491,250 were exercisable at December 31, 1995. Of the total 3,000,000 shares reserved for issuance under the Plan, 826,506 shares were available for future option grants at December 31, 1995.

     The Company adopted a Nonemployee Stock Option Plan in January 1990 under which nonemployee directors and other persons rendering critical services to the Company may be granted stock options to purchase Common Stock. A total of 200,000 shares of Common Stock have been reserved for issuance under this plan. A total of 82,000 shares were outstanding at December 31, 1993 at an option exercise price of $2.44 to $12.63 per share. A total of 4,000 shares were granted in 1994 at $14.875 per share. A total of 6,000 shares were exercised in 1994 at $2.44 per share, and no options were cancelled. A total of 4,000 shares were granted in 1995 at $15.00 per share. A total of 16,000 shares were exercised in 1995 at $2.44 per share, and no options were cancelled.

     The Company has also adopted an Employee Stock Purchase Plan ("ESPP") which allows Company employees meeting various service criteria, except certain officers and shareholders, to purchase shares of Common Stock through payroll deductions. A total of 27,696 shares were purchased in 1993 at a price per share of $11.16 to $18.23. A total of 33,572 shares were purchased in 1994 at a price per share of $9.72 to $19.55. During 1995, a total of 24,402 shares were purchased at a price per share of $11.95 to $13.02. At December 31, 1995, a total of 90,390 shares of Common Stock were reserved for future issuance under the ESPP.

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



9.   PUBLIC OFFERINGS

     On May 27, 1993, the Company sold 1,571,500 shares of its Common Stock in an underwritten public offering. The Company received net proceeds from the sale of these shares of approximately $17,545,000 after deducting underwriting discounts, commissions and other offering expenses.


10.  DEFINED CONTRIBUTION PLAN

     In January 1995, the Company adopted the Westcott Communications 401(k) Employee Savings Plan for the benefit of its employees. This qualified cash or deferred arrangement meets the requirements as set forth in Section 401(k) of the Internal Revenue Code, and as such, provides certain tax benefits to the participating employees.

     All employees of the Company who are at least 21 years of age and who have worked for the Company for at least six months are eligible to participate in the Plan. Participating employees may contribute from 1% to 15% of their taxable wages as reported on Form W-2. As of December 31, 1995, the Company has made no matching contributions to the Plan on behalf of its employees. For the fiscal year ended December 31, 1995, the Company incurred approximately $4,000 in fees for administration of the Plan.


11.  RELATED PARTY TRANSACTIONS

     The Company's Board of Directors includes two members of management of Electronic Data Systems Corporation ("EDS"). EDS is a subscriber to both the ASTN and EXEN networks. EDS paid the Company $5,393,926, $5,774,974 and $5,253,352 for subscription fees to ASTN in 1993, 1994 and 1995, respectively. During 1995, the Company received $296,717 for participation fees to EXEN.

     In September 1992, the Company and EDS participated in a public offering in which EDS sold 2,304,500 shares and the Company sold 2,000,000 shares of Common Stock of the Company. In addition to the public offering, the Company and EDS entered into an Exchange Agreement whereby EDS exchanged its remaining 1,703,392 shares of Common Stock for 116,427 shares of a new series of Preferred Stock of the Company. This cumulative redeemable Preferred Stock had an aggregate initial liquidation value of $11,642,684 equal to the per share net proceeds of Common Stock received by the Company and EDS pursuant to the public offering, times the number of shares of Common Stock exchanged by EDS. This cumulative redeemable Preferred Stock had a dividend rate of 5 1/2% per annum and was neither convertible nor mandatorily redeemable. This Preferred Stock had aggregate voting power equal to the 1,703,392 shares of Common Stock exchanged for the Preferred Stock. At January 1, 1993, the per share redemption value of the Preferred Stock was $100.50.

     Effective March 31, 1993, the Company entered into an agreement with EDS in which the Company acquired all of the outstanding shares of its Preferred Stock held by EDS. In payment for the Preferred Stock, the Company issued a promissory note to EDS in the principal amount of $8,190,640 payable within 180 days. Interest on the note accrued at the rate of 5 1/2% per annum. The note was, at the Company's option, to be satisfied either in cash or by delivering shares of the Company's Common Stock which would be sufficient to pay the principal plus accrued interest at the date of delivery of the shares. On June 10, 1993, the Company paid cash in the amount of $8,278,235 in full satisfaction of the note and the accrued interest thereon.

     The Company periodically leases a jet aircraft from a corporation wholly owned by its founder and Chief Executive Officer on terms the Company believes to be no less favorable to the Company than can be obtained for such service

                         WESTCOTT COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


from unaffiliated parties. The Company paid $450,986, $283,591 and $149,783 in 1993, 1994, and 1995, respectively, for use of the jet aircraft and other related services.


12.  SUBSEQUENT EVENTS

     On January 9, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's Common Stock. The dividend was payable to shareholders of record as of the close of business on January 22, 1996. Each Right entitles the registered holder to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $80.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The Rights will be exercisable only if a person or group of persons acquires beneficial ownership of 20% or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Company's Common Stock. The Rights will expire on January 9, 2006. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until a 20% position has been acquired. The description and terms of the Rights are set forth in a Rights Agreement dated as of January 9, 1996, as the same may be amended from time to time, between the Company and KeyCorp Shareholder Services, Inc., as Rights Agent.

                         WESTCOTT COMMUNICATIONS, INC.

                   SELECTED QUARTERLY INFORMATION (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                    1995
                                 -------------------------------------------------------------------------
                                     1st             2nd            3rd             4th
                                   Quarter         Quarter        Quarter         Quarter         Total
                                 -----------    -------------   ------------    ------------   -----------
Revenues.......................  $  24,634      $   23,484      $  24,136       $  25,545      $  97,799
Cost of revenues...............     18,441          17,912          8,466          19,253         74,072
Income from operations.........      6,193           5,572          5,670           6,292         23,727
Net income.....................      3,809           3,440          3,470           3,862         14,581
Earnings per share.............        .20             .18            .18             .20            .74

                                                                    1994
                                 -------------------------------------------------------------------------
                                     1st             2nd            3rd             4th
                                   Quarter         Quarter        Quarter         Quarter         Total
                                 -----------    -------------   ------------    ------------   -----------
Revenues.......................  $  20,637      $   22,364      $  22,182       $  24,522      $  89,705
Cost of revenues...............     15,988          18,313         17,257          18,934         70,492
Income from operations.........      4,649           4,051          4,925           5,588         19,213
Net income.....................      2,889           2,480          3,031           3,437         11,837
Earnings per share.............        .15             .13            .16             .18            .61

                                                                    1995
                                 -------------------------------------------------------------------------
                                     1st             2nd            3rd             4th
                                   Quarter         Quarter        Quarter         Quarter         Total
                                 -----------    -------------   ------------    ------------   -----------
Revenues.......................  $  15,442      $   16,750      $  17,527       $  19,543  $      69,262
Cost of revenues...............     12,866          13,535         13,555          14,668         54,624
Income from operations.........      2,576           3,215          3,972           4,875         14,638
Net income.....................      1,266           2,005          2,496           3,070          8,837
Earnings per share.............        .07             .11            .13             .16            .47

                                                                     SCHEDULE II


                         WESTCOTT COMMUNICATIONS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                    ADDITIONS                  WRITE-OFFS
                                      BALANCE AT    CHARGED TO                  AGAINST    BALANCE AT
                                       BEGINNING    COSTS AND     ADDITIONS -  ALLOWANCE     END OF
                                        OF YEAR     EXPENSES    ACQUISITIONS    ACCOUNT      YEAR
                                     ------------  ------------ ------------- ----------- ------------
Allowance for doubtful accounts:

 1993..............................  $  734,000  $  1,111,000  $  617,000  $  1,553,000  $  909,000
 1994..............................  $  909,000  $  2,105,000  $    7,000  $  2,245,000  $  776,000
 1995..............................  $  776,000  $  1,423,000  $   70,000  $  1,458,000  $  811,000

Amounts have been rounded to the nearest thousand.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-31548) pertaining to the Westcott Communications, Inc. 1986 Stock Option Plan and the Westcott Communications, Inc. 1989 Stock Option Plan, the Registration Statement (Form S-8 No. 33-31549) pertaining to the Westcott Communications, Inc. Employee Stock Purchase Plan, the Registration Statement (Form S-8 No. 33-36395) pertaining to the Westcott Communications, Inc. Nonemployee Stock Option Plan, the "shelf" Registration Statement (Form S-3 No. 33-72672) of Westcott Communications, Inc. and the related Prospectus, and the Post-Effective Amendment to the "shelf" Registration Statement (Form S-3 No. 33-62922) of Westcott Communications, Inc. and the related Prospectus, of our report dated February 16, 1996, with respect to the consolidated financial statements and schedule of Westcott Communications, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1995.



                                           ERNST & YOUNG LLP



Dallas, Texas
March 25, 1996

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
 NO.                                                                                    PAGE
-------                                                                               ----------
2.1       Agreement and Plan of Merger dated as of February 5, 1992, among USV
          Holdings, Inc., Gregory Earls, as Trustee under the Earls' Children
          Irrevocable Education Trust Agreement dated September 5, 1986, the
          Company, and ASTN, Inc./(5)/

2.2       Acquisition Agreement dated as of January 13, 1992, between ICF
          International, Inc. and HSN Acquisition, Inc./(5)/

2.3       Asset Purchase Agreement dated as of June 26, 1992, between Bankers
          Training and Consulting Company and the Company./(7)/

2.4       Asset Purchase Agreement dated January 1, 1993 among the Company,
          BancTraining Video Systems, an Iowa general partnership, Financial
          Shares Corporation, an Illinois corporation, RWWR Corp., an Iowa corporation, Wes Ritchie & Co., George M. Morvis, Robert D. Williams and Weston R. Ritchie./(9)/

2.5       Plan and Agreement of Reorganization dated February 1, 1993 among the
          Company, Executive Communications, Inc., William H. Fueller, Thomas E.
          Rozzi, Thomas A. Rasmussen, Timothy H. Solomon, Richard M. Neustadt,
          William H. Stewart, Jr. and the Inside Stockholders./(9)/

2.6       Asset Purchase Agreement dated as of April 1, 1993 between the
          Company, TI-IN Acquisition Corp., a Texas corporation, TI-IN Network,
          Inc., a Texas corporation and Certain of Its Stockholders./(10)/

2.7 Agreement and Plan of Merger dated as of April 29, 1993 between the Company, ITS Acquisition Corp., a Texas corporation and Industrial
          Training Systems, Inc., a New Jersey corporation./(12)/

2.8 Plan and Agreement of Reorganization dated as of December 1, 1993 between the Company, Tel-A-Train, Inc., a Tennessee corporation and Automotive Satellite Television Network, Inc., a Delaware corporation./(12)/

2.9 Merger Agreement and Plan of Reorganization dated as of March 1, 1994 between Professional Security Television Network, Inc., a Delaware corporation, the Company and Excellence in Training Corporation, an Iowa corporation./(13)/

3(i)      Articles of Incorporation of the Company, as amended./(14)/

3(ii)     Bylaws of the Company, as amended./(14)/

4         Specimen of Common Stock certificate of the Company./(1)/

10.1      Network Access Agreement by and between the Company and Electronic
          Data Systems Corporation, dated October 1, 1990 (confidential treatment has been granted with respect to certain financial terms of this agreement)./(4)/

10.2 Lease of Premises at 1303 Marsh Lane, Carrollton, Texas, by and between the Company and Aetna Life Insurance Company, dated February
          17, 1988./(1)/

10.3      Lease of Premises at Two Galleria Tower, 13455 Noel Road, Dallas,
          Texas 75240 dated April 15, 1992, as amended by First Amendment to
          Lease Agreement dated July 6, 1993./(14)/

10.4 Westcott Communications, Inc. Employee Stock Purchase Plan effective January 1, 1990./(1)/

10.5 Amendment No. 1 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

10.6 Amendment No. 2 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

10.7 Amendment No. 3 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

10.8 Amendment No. 4 to the Westcott Communications, Inc. Employee Stock Purchase Plan./(14)/

10.9      1989 Stock Option Plan of Westcott Communications, Inc./(2)/

10.10 Amendment No. 1 to 1989 Stock Option Plan of Westcott Communications, Inc./(2)/

10.11 Amendment No. 2 to 1989 Stock Option Plan of Westcott Communications, Inc./(8)/

10.12 Amendment No. 3 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

10.13 Amendment No. 4 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

10.14 Amendment No. 5 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

10.15 Amendment No. 6 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

10.16 Amendment No. 7 to 1989 Stock Option Plan of Westcott Communications, Inc./(14)/

10.17     Westcott Communications, Inc. Nonemployee Stock Option Plan./(2)/

10.18 Amendment No. 1 to the Westcott Communications, Inc. Nonemployee Option Plan./(14)/

10.19 Amendment No. 2 to the Westcott Communications, Inc. Nonemployee Option Plan./(14)/

10.20 Transponder Lease Agreement dated as of May 1, 1991 scheduled to expire October 1, 1999 between the Company and Hughes Communications Galaxy, Inc./(8)/

10.21     Amended Transponder Lease Agreement dated as of February 24,
          1993./(9)/

10.22 Amended Transponder Lease Agreement dated as of April 23, 1993 (confidential treatment has been requested with respect to certain financial terms of this agreement)./(14)/

10.23 Amended and Restated Network Agreement dated as of May 31, 1991 between the Company and Chrysler Corporation./(9)/

10.24 Extension of Amended and Restated Network Agreement dated as of May 23, 1994 between the Company and Chrysler Corporation.*

10.25 Lease Agreement dated as of January 13, 1992, between ICF Leasing Corporation, Inc. and Health & Sciences Network, Inc./(5)/

10.26     Non-Competition Agreement dated as of June 26, 1992, between Lawrence
          A. Darby and the Company./(8)/

10.27 Employment and Consulting Agreement dated as of June 26, 1992, between Lawrence A. Darby and the Company./(8)/

10.28 Employment and Settlement Agreement dated as of December 1, 1994 between the Company and Mr. William E. Smith.*

10.29 Services Agreement dated December 17, 1992 between the Company and American Hospital Association./(9)/

10.30     Non-Competition Agreement dated as of February, 1993 between William
          H. Fueller and the Company./(14)/

10.31     Promissory Note dated as of April 1, 1993./(14)/

10.32 Second Amended and Restated Credit Agreement dated June 28, 1993 between the Company and Texas Commerce Bank, National
          Association./(11)/

11        Computation of Earnings Per Share.*

22        Subsidiaries of the Company.*

23.1      Consent of Ernst & Young LLP, Independent Auditors.*

_________________

     * Exhibit filed herewith.

     /(1)/ Incorporated by reference from Registration Statement No. 33-28902 of the Company filed with the Securities and Exchange Commission.

     /(2)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the Securities and Exchange Commission.

     /(3)/ Incorporated by reference from the Company's Current Report on Form 8-K dated December 21, 1990 filed with the Securities and Exchange Commission.

     /(4)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 filed with the Securities and Exchange Commission.

     /(5)/ Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K dated February 5, 1992 filed with the Securities and Exchange Commission.

     /(6)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission.

     /(7)/ Incorporated by reference from the Company's Current Report on Form 8-K dated July 7, 1992, and filed with the Securities and Exchange Commission.

     /(8)/ Incorporated by reference from Registration Statement No. 33-50740 of the Company filed with the Securities and Exchange Commission.

     /(9)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the Securities and Exchange Commission

     /(10)/ Incorporated by reference from the Company's Current Report on Form
            8-K dated April 19, 1993, and filed with the Securities and Exchange Commission.

     /(11)/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993 filed with the Securities and Exchange Commission.

     /(12)/ Incorporated by reference from the Company's Current Report on Form
            8-K dated January 12, 1994, and filed with the Securities and Exchange Commission.

     /(13)/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 filed with the Securities and Exchange Commission.

     /(14)/ Incorporated by reference from the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission.