Form 10-K/A
period 1995-12-31
WESTCOTT COMMUNICATIONS INC
filed 1996-04-26
CIK 850670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                   FORM 10-K/A

                                  Annual Report

                Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934





                Date of Report (date of earliest event reported):
                                December 31, 1995


                          WESTCOTT COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Texas                          0-18194                      75-2110878
- -----------------              ------------------            -------------------
 (State or other              (Commission File No.)             (IRS Employer
  jurisdiction                                               Identification No.)
of incorporation)


                                 1303 Marsh Lane
                            Carrollton, Texas  75006
              ----------------------------------------------------
              (Address of principal executive offices)  (zip code)


                                  (214) 417-4100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to the Company's By-laws, the Board of Directors has, by resolution, fixed the number of directors at six. The individuals set forth below are presently directors of the Company and have served continuously since first becoming directors. All directors and executive officers are elected for a term of one year or until their successors are elected and qualified.

Board of Directors

Name                             Age     Position
- ----------                       ---     -----------------------------

Carl Westcott . . . . . . . . .   56   Director, Chairman of the Board of
                                       Directors
                                       and Chief Executive Officer

Jack T. Smith . . . . . . . . .   43   Director, President and Chief Operating
            . . . . . . . . . .        Officer

Gary J. Fernandes . . . . . . .   52   Director(1)

Jeffrey M. Heller . . . . . . .   56   Director(1)

Stansfield Turner . . . . . . .   72   Director(1)

Kern Wildenthal . . . . . . . .   54   Director(1)
______________

(1) Member of the Audit Committee, Compensation Committee, Stock Option, and Employee Stock Purchase Plan Committees

     Mr. Westcott has been a director, Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in May 1986. Prior thereto, Mr. Westcott was the sole or majority owner of a number of corporations in the automobile sales, automobile dealership support, and communications industries. Mr. Westcott is also a director of First USA, Inc., and Jayhawk Acceptance Corporation. Mr. Westcott is the brother of Ms. Farragut, Executive Vice President, Chief Financial Officer and Secretary of the Company.

     Mr. Smith serves as the President and Chief Operating Officer of the Company. In such capacity, Mr. Smith is primarily responsible for overseeing operations of the Company and the formulation and implementation of its strategic plans. He has been a director of the Company since October 1987, served as Vice President and Chief Financial Officer of the Company from July 1987 to March 1988 and served as Executive Vice President from March 1988 to October 1989 when he began serving as President and Chief Operating Officer. Mr. Smith is also a director of Jayhawk Acceptance Corporation.

     Mr. Fernandes has been a director of the Company since May 1989. Mr. Fernandes has been employed by Electronic Data Systems Corporation ("EDS") for the last 27 years in various capacities and is currently a Senior Vice President of EDS. Mr. Fernandes is also a director of EDS, The Southland Corporation, John Wiley & Sons, Inc., and AmTech Corp.

     Mr. Heller has been a director of the Company since October 1987. Mr. Heller has been employed by EDS for the last 28 years in various capacities and is currently a Senior Vice President of EDS. Mr. Heller is also a director of EDS.

     Admiral Turner has been a director of the Company since January 1990. Admiral Turner is presently a professor, lecturer and writer. Admiral Turner served in various positions in the military and government including 36th President of the Naval War College at Newport, Rhode Island; Commander, United States Second Fleet and NATO Striking Fleet Atlantic; Commander in Chief of NATO's Southern Flank; Director of Central Intelligence, heading both the Intelligence Community and the Central Intelligence Agency. Admiral Turner served as the John M. Olin Distinguished Professor of National Security at the
U. S. Military Academy at West Point, New York during 1989 and 1990, and, since 1991, has been a professor at the University of Maryland. Admiral Turner is also a director of the Chase Investment Counsel Corporation.

     Dr. Wildenthal has been a director of the Company since November 1992. Dr. Wildenthal has been the President of the University of Texas Southwestern Medical Center at Dallas since 1986. Prior to that he had served as medical school dean and professor of internal medicine and physiology at the Center, and as a Guggenheim Fellow and visiting scientist at the University of Cambridge, England. He has held a variety of national offices in a number of health organizations, including the American Heart Association, the Association of Academic Health Centers, the American Federation for Clinical Research, and the American Section of the International Society for Heart Research.

Other Executive Officers

The other executive officers of the Company are as follows:

Name                             Age   Position
- ----------                       ---   -----------------------------------------

Phyllis Farragut  . . . . . . .   49   Executive Vice President, Chief
Financial Officer and Secretary

Joshua D. Klarin  . . . . . . .   38   Executive Vice President

______________

     Ms. Farragut has been a Vice President of the Company since February 1988. She became Controller in November 1990, was elected Secretary on December 19, 1990 and was elected Chief Financial Officer August 6, 1991. Ms. Farragut is a Certified Public Accountant who maintained her own practice for 12 years before joining the Company. Ms. Farragut is the sister of Mr. Westcott.

     Mr. Klarin joined the Company in June 1993 as Vice President and General Manager of the Company's then developing Interactive Distance Training Network. Mr. Klarin was made Executive Vice President in May 1995. Prior to his election, Mr. Klarin had served for 14 years in various capacities at Mead Data Corporation and for the three years immediately preceding his joining the Company was Director of New Product Development for Mead's Lexis/Nexis division.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it with respect to fiscal 1995 and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with by such persons, except for one late filing made by Mr. Fernandes, which corrected a previous filing reporting one transaction by Mr. Fernandes.


ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to each of its most highly compensated executive officers, during each of the last three years.

                                                                  Securities      All
                                                                  Underlying     Other
                                                     Other         Options/     Compen
      Name and       Fiscal                          Annual        --------     ------
 Principal Position   Year   Salary(2)   Bonus    Compensation    SARs (#)(3)   sation
 ------------------   ----   ---------   -----    ------------    -----------   ------
Carl Westcott         1995   $240,000     -0-         -0-             -0-         -0-
  Chairman and        1994   $240,000     -0-         -0-           500,000       -0-
  Chief Executive     1993   $240,000     -0-         -0-             -0-         -0-
  Officer

Jack T. Smith         1995   $222,000     -0-         -0-             -0-         -0-
  President and       1994   $222,000     -0-         -0-          200,000        -0-
  Chief Operating     1993   $222,000     -0-         -0-           50,000        -0-
  Officer
Phyllis Farragut      1995   $135,000     -0-         -0-             -0-         -0-
  Executive Vice      1994     133,125    -0-         -0-           100,000       -0-
  President  and      1993     108,440    -0-         -0-            20,000       -0-
  Chief Financial
  Officer

Joshua D. Klarin      1995   $135,000   $50,000       -0-            10,000       -0-
  Executive Vice      1994    135,000     -0-         -0-             -0-         -0-
  President(1)        1993      78,317    -0-         -0-            50,000       -0-


- -------------------

(1) Mr. Joshua D. Klarin joined the Company in June 1993.
(2) In April 1995 the Company established a savings plan under Section 401(k) of the Internal Revenue Code (the "Savings Plan"). Eligible employees of the Company may elect to contribute up to 15% of their compensation to any of several investment vehicles established under the Savings Plan. The Company does not make any contribution on behalf of eligible employees to the Savings Plan. All amounts contributed by the officers named above are included in amounts stated for salary and bonus.
(3) See "Option Grants and Exercises."

Option Grants and Exercises

    The following table sets forth as to the Company's Chief Executive Officer and its other most highly compensated executive officers certain information with respect to option grants during the year ended December 31, 1995.

                                                                     Potential
                                                                  Realizable Value
                                                                         at
                                                                   Assumed Annual
                                                                   Rates of Stock
                                                                       Price
                                                                    Appreciation
                                     Individual Grants             for Option Term
 ---------------------------------------------------------------   ----------------
                    Number of
                   Securities   % of Total
                   Underlying  Options/SARs  Exercise
                    Options/    Granted to    or Base   Expira-
                      SARs     Employees in    Price     tion
        Name        Granted     Fiscal Year    ($/SH)    Date     5% ($)  10% ($)
   ------------    ----------  ------------  ---------  -------   ------  -------
 Carl Westcott         -0-          N/A         N/A       N/A       N/A      N/A
 Jack T. Smith         -0-          N/A         N/A       N/A       N/A      N/A

 Phyllis Farragut      -0-          N/A         N/A       N/A       N/A      N/A
 Joshua D. Klarin   10,000(1)      8.7%       $14.88     2/6/02   $62,025  $142,860

_________________

(1) This option is a nonincentive stock options granted pursuant to the Company's 1989 Stock Option Plan. The option vests in twenty-five percent increments over the first four years of the option, and expires on February 6, 2002. In the event of a merger of the Company with or into another corporation or a sale of all or substantially all of the Company's assets, the option shall be assumed or an equivalent option substituted by the successor corporation; if not so assumed or substituted, the Board of Directors of the Company must accelerate the exercisability of the options.

Aggregate Option Exercises and Year-End Option Values

    The following table sets forth the aggregate exercises of options for the Company's Chief Executive Officer and its other most highly compensated executive officers during the year ended December 31, 1995, and the value of unexercised options at year-end.

                                              Number of Securities
                                             Underlying Unexercised                Value of
                                              Options at Fiscal                  Unexercised
                                                   Year-End                      In-The-Money
                       Shares            -----------------------------        Options at Fiscal
                      Acquired                           Exercisable               Year-End
                        on       Value                 ---------------   ----------------------------
       Name           Exercise  Realized                 Unexercisable   Exercisable    Unexercisable
       ----           --------  --------               ---------------   -----------    -------------
 Carl Westcott               0 $       0       125,000   375,000         $         0(1) $      0(1)

 Jack T. Smith          10,000   106,875       165,000   175,000             900,000(2)        0(1)
 Phyllis Farragut            0         0        35,000    85,000                   0(1)        0(1)

 Joshua D. Klarin
                             0         0        25,000    25,000              10,750(3)   10,750(3)
_________________

(1) No options in-the-money.
(2) Exercise price of $3.75.
(3) Exercise price of $13.32.

Other Compensation

    The Company has no pension, retirement, annuity, savings or similar benefit plan other than as described above. Other than cash compensation, no officer received compensation in excess of the lesser of ten percent of such officer's cash compensation or $50,000, nor did all executive officers as a group receive\ additional compensation in excess of the lesser of ten percent of such officers' aggregate cash compensation or $50,000 times the number of such officers.

Compensation of Directors

    The Company pays each of Messrs. Fernandes and Heller, Admiral Turner and Dr. Wildenthal $12,000 per year for their services as directors, plus $2,000 for each Board meeting attended and reimbursement for expenses associated with attending Board meetings. Admiral Turner, as chairman of the Company's Audit Committee, also receives $1,000 for each Audit Committee meeting attended.

    In addition to the cash compensation, each of Messrs. Fernandes and Heller holds an option for 20,000 shares of Common Stock at $12.63 per share, and Dr. Wildenthal holds an option for 20,000 shares of Common Stock at $9.69 per share. These options were granted pursuant to the Company's Nonemployee Stock Option Plan (the "Plan"), which provides for the automatic grant of stock options to nonemployee directors. Under the Plan, nonemployee directors are granted options to purchase 10,000 shares of Common Stock upon their initial election to the Board of Directors at a price per share equal to the fair market value of such shares on the date of such election. Thereafter, upon re-election, nonemployee directors are granted options to purchase 1,000 shares of Common Stock at a price per share equal to the fair market value of such shares on the date of such re-election. Each of Messrs. Fernandes and Heller, and Admiral Turner and Dr. Wildenthal were granted an option for 1,000 shares of Common Stock at $14.88 and for 1,000 shares of Common Stock at $15.00 upon their reelection to the Board of Directors in 1994 and 1995, respectively, pursuant to the automatic grant
                                       6
provisions of the Plan. Options granted under the Plan vest in twenty percent increments over five years and expire after ten years from the date of grant.

Stock Option and Compensation Committee Interlocks and Insider Participation

    The Company's Compensation Committee is composed of Gary J. Fernandes, Jeffrey M. Heller, Stansfield Turner and Kern Wildenthal, none of which are officers or employees of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 28, 1996 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five of the shares of Common Stock outstanding, (b) each director of the Company, (c) the Company's Chief Executive Officer, (d) each of the Company's other most highly compensated executive officers, and (e) all directors and executive officers of the Company as a group.

         Name and Address                       Shares Beneficially Owned(2)
     of the Beneficial Owner (1)                        Number
- ------------------------------------------              ------
 Percent
- ---------

Carl Westcott . . . . . . . . . . . . . . . . . . 2,225,556(3)       10.9%
1303 Marsh Lane
Carrollton, Texas 75006
Gardner Lewis Asset Management. L.P.  . . . . . .
                                                 1,592,800 (4)        7.8%
285 Wilmington - West Chester Pike
Chadds Ford, PA 19317

The Capital Group Companies, Inc. . . . . . . . .
                                                 1,508,000 (5)        7.4%
333 South Hope Street
Los Angeles, CA 9007
Wellington Management Company . . . . . . . . . . 1,143,000(6)        5.6%
75 State Street
Boston, Mass 02109

Thomas W. Smith . . . . . . . . . . . . . . . . . 1,013,540(7)        5.0%
323 Railroad Avenue
Greenwich, CO 06830
Jack T. Smith . . . . . . . . . . . . . . . . . .  314,792(8)         1.5%

Gary J. Fernandes . . . . . . . . . . . . . . . .  193,850(9)         1.0%

Jeffrey M. Heller . . . . . . . . . . . . . . . .  20,750(10)         *
Stansfield Turner . . . . . . . . . . . . . . . .  12,750(11)         *

Kern Wildenthal . . . . . . . . . . . . . . . . .   15,750(12)        *
Phyllis Farragut  . . . . . . . . . . . . . . . .   89,970(13)        *

Joshua D. Klarin  . . . . . . . . . . . . . . . .   27,500(14)        *

All directors and executive officers as a group
  (8 persons)   . . . . . . . . . . . . . . . . .
                                                 2,900,918(15)       14.2%

______________
*    Represents less than one percent of outstanding Common Stock.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) Includes 618,000 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(3) Includes 250,000 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(4) Based on Schedule 13G dated February 9, 1996 filed by Gardner Lewis Asset Management, L.P. According to the Schedule 13G, Gardner Lewis Asset Management, L.P. has sole voting control with respect to 1,362,800 shares of Common Stock and shares voting control with respect to an additional 44,700 shares of Common Stock. Gardner Lewis Asset Management, L.P. has sole dispositive power with respect to all 1,592,800 shares.
(5) Based on Schedule 13G dated February 9, 1996 filed by The Capital Group Companies, Inc., on behalf of itself, Capital Research and Management Company, and Capital Guardian Trust Company, operating subsidiaries. According to the Schedule 13G, Capital Research and Management Company exercises investment discretion with respect to 1,000,000 shares of Common Stock but has no power to direct the vote of such shares, and Capital Guardian Trust Company exercises investment discretion with respect to 508,000 shares of Common Stock and has sole voting control with respect to 473,000 of such shares.
(6) Based on Schedule 13G dated February 2, 1996 filed by Wellington Management Company on behalf of Wellington Trust Company, N.A.. According to the
     Schedule 13G, Wellington Trust Company, N.A. has shared dispositive power with respect to 1,143,000 shares of Common Stock and shares voting control with respect to 237,000 of such shares.
(7) Based on Schedule 13D dated February 22, 1996 filed by Thomas W. Smith and Thomas N. Tryforos. According to the Schedule 13D, Mr. Smith has sole voting and dispositive power with respect to 173,540 shares of Common Stock and shares voting and dispositive power with respect to an additional 840,000 shares, and Mr. Tryforos has sole voting and dispositive power with respect to 9,450 shares of Common Stock and shares voting and dispositive power with respect to an additional 840,000 shares.
(8) Includes 227,500 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(9) Includes 15,750 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(10) Includes 15,750 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(11) Includes 750 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(12) Includes 15,750 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(13) Includes 65,000 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(14) Includes 27,500 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.
(15) Includes 618,000 shares of Common Stock which are issuable pursuant to the exercise of stock options which were fully vested and exercisable on March 28, 1996 or within 60 days of that date.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company periodically leases a jet aircraft from a corporation which is wholly-owned by Mr. Westcott. Under this leasing arrangement, the Company pays a rate of approximately $3,000 per hour of use, plus crew fees and applicable taxes. The Company believes that these terms are no less favorable to the Company than can be obtained for similar services from unaffiliated parties. The Company paid $149783 in 1995 for its use of the jet aircraft.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 24, 1995

                                   WESTCOTT COMMUNICATIONS, INC.


                                   By: /s/ Phyllis Farragut
                                      ------------------------------
                                      Phyllis Farragut,
                                      Executive Vice President and
                                      Chief Financial Officer