Form 10-Q
period 1996-03-31
WESTCOTT COMMUNICATIONS INC
filed 1996-05-14
CIK 850670

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the period ended    March 31, 1996

                              or

[    ]   Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ___________________ to
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

                     (214) 417-410
    (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X    No

  As of May 7, 1996 there were 19,820,435 shares of common stock outstanding.

                   WESTCOTT COMMUNICATIONS, INC.

                              INDEX


PART I:  FINANCIAL INFORMATION


                                                                  Page No.
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        December 31, 1995 and March 31, 1996 . . . . . . . . . . . . . 3

        Condensed Consolidated Statements of Income -
        Three Months Ended March 31, 1995 and 1996. . . . . .  . . . . 5

        Condensed Consolidated Statement of Shareholders' Equity -
        Three Months Ended March 31, 1996. . . . . . . . . . . . . . . 6

        Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1995 and 1996 . . . . . . . . . . 7

        Notes to Condensed Consolidated
        Financial Statements . . . . . . . . . . . . . . . . . . . . . 8

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition. . . . . . . . . . . . .11


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .14

Signatures         . . . . . . . . . . . . . . . . . . . . . . . . . .18

                     Part I  - Financial Information

Item 1 - Financial Statements

                      WESTCOTT COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                December 31,     March 31,
                                                   1995            1996
                                                                (Unaudited)
                                                ___________     ___________
Current assets:
  Cash and cash equivalents. . . . . . . . .   $ 14,267,208    $ 17,207,550
  Accounts receivable (net of allowance for
    doubtful accounts of $811,000 and $798,000
    at December 31, 1995 and March 31, 1996,
    respectively). . . . . . . . . . . . . .     23,048,642      23,277,296
  Program inventory. . . . . . . . . . . . .      7,784,585       7,769,197
  Prepaid commissions. . . . . . . . . . . .      2,837,125       3,238,960
  Other current assets . . . . . . . . . . .      4,028,521       4,873,145
                                                ___________     ___________
    Total current assets . . . . . . . . . .     51,966,081      56,366,148


Property and equipment, at cost:
  Downlink equipment . . . . . . . . . . . .     34,161,017      34,506,909
  Studio equipment . . . . . . . . . . . . .     11,501,503      11,755,304
  Office furniture and equipment . . . . . .     14,155,697      14,856,915
  Leasehold improvements . . . . . . . . . .      2,628,201       2,638,994
                                                ___________     ___________
                                                 62,446,418      63,758,122
  Accumulated depreciation
    and amortization . . . . . . . . . . . .    (29,750,234)    (31,709,002)
                                                ___________     ___________
                                                 32,696,184      32,049,120

Other assets:
  Equipment inventory. . . . . . . . . . . .      1,970,985       2,168,335
  Program inventory. . . . . . . . . . . . .     11,533,303      12,453,117
  Goodwill (net of accumulated amortization
    of $4,808,000 and $5,223,000 at
    December 31, 1995 and March 31, 1996,
    respectively). . . . . . . . . . . . . .     20,483,469      20,068,619

   Other intangibles (net of accumulated
    amortization of $4,345,000 and
    $4,492,000 at December 31, 1995
    and March 31, 1996, respectively) . . . .     2,997,307       2,919,501
  Other assets. . . . . . . . . . . . . . . .     3,335,908       3,379,694
                                                ___________     ___________
                                               $124,983,237    $129,404,534
                                                ___________    ____________
                                                ___________    ____________

                      WESTCOTT COMMUNICATIONS, INC.

           CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                                December 31,     March 31,
                                                   1995            1996
                                                                (Unaudited)
                                                ___________     ___________
Current liabilities:
  Accounts payable. . . . . . . . . . . . . .  $  1,634,416    $  1,461,972
  Income taxes payable. . . . . . . . . . . .        54,913       1,901,549
  Accrued liabilities . . . . . . . . . . . .     4,937,271       4,932,008
  Deferred income taxes . . . . . . . . . . .     1,426,465       1,426,465
  Unearned revenue. . . . . . . . . . . . . .    12,423,611      11,527,450
  Current portion of long-term obligations. .        10,000          10,000
                                                ___________     ___________
      Total current liabilities . . . . . . .    20,486,676      21,259,444

Long-term obligations . . . . . . . . . . . .        18,601          14,298

Deferred income taxes . . . . . . . . . . . .     2,825,260       2,825,260

Minority interest liability . . . . . . . . .       246,595         266,082

Shareholders' equity:
  Common stock, $.01 par value; 29,000,000
    shares authorized; 19,799,720 and
    19,816,325 shares outstanding at
    December 31, 1995 and March 31, 1996,
    respectively. . . . . . . . . . . . . . .       197,997         198,163
  Additional paid-in capital. . . . . . . . .    73,923,710      74,088,536
  Retained earnings . . . . . . . . . . . . .    27,440,542      30,908,895
  Less treasury shares at cost; 45,920 shares      (156,144)       (156,144)
                                                ___________     ___________
      Total shareholders' equity. . . . . . .   101,406,105     105,039,450
                                                ___________     ___________
                                               $124,983,237    $129,404,534
                                                ___________     ___________
                                                ___________     ___________

                         See accompanying notes.

                             WESTCOTT COMMUNICATIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                ____________________________
                                                   1995            1996
                                                ___________     ____________
Revenues . . . . . . . . . . . . . . . . . .   $ 24,634,153    $ 24,911,915
Cost of revenues:
   Programming and production. . . . . . . .      4,955,384       5,947,618
   Delivery and transmission . . . . . . . .      3,369,820       3,147,890
   Sales and marketing . . . . . . . . . . .      4,769,087       5,733,872
   General and administrative. . . . . . . .      2,442,380       2,082,026
   Depreciation and amortization . . . . . .      2,904,453       3,006,563
                                                ___________     ___________
     Total . . . . . . . . . . . . . . . . .     18,441,124      19,917,969

Income from operations . . . . . . . . . . .      6,193,029       4,993,946
Interest expense . . . . . . . . . . . . . .        (31,409)        (22,619)
Interest income. . . . . . . . . . . . . . .        102,346         195,222
Other income (expense) . . . . . . . . . . .        (19,305)        614,040
                                                ___________     ___________

Income before income taxes . . . . . . . . .      6,244,661       5,780,589
Provision for income taxes . . . . . . . . .      2,435,418       2,312,236
                                                ___________     ___________

Net income available to common shareholders.   $  3,809,243    $  3,468,353
                                                ___________     ___________
                                                ___________     ___________

Earnings per common share (Note 2) . . . . .   $        .20    $        .18
                                                ___________     ___________
                                                ___________     ___________

Weighted average common and common equivalent
  shares outstanding . . . . . . . . . . . .     19,530,490      19,760,225
                                                ___________     ___________
                                                ___________     ___________

                         See accompanying notes.

                        WESTCOTT COMMUNICATIONS, INC.

         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the three months ended March 31, 1996
                                 (Unaudited)

                                            Common Stock        Additional
                                        ______________________    paid-in
                                          Shares       Amount     capital
                                        ___________   _________   __________
Balance at December 31, 1995 . . . .     19,799,720  $  197,997  $73,923,710

Issuance of Common Stock under
    Employee Stock Purchase Plan . .          5,105          51       65,038

Issuance of Common Stock under
    Employee Stock Option Plan and
    Non-Employee Stock Option Plan,
    including federal income tax
    benefit (Note 1) . . . . . . . .         11,500         115      99,788


Net Income . . . . . . . . . . . . .           -           -           -
                                        ___________   _________   __________

Balance at March 31, 1996. . . . . .     19,816,325  $  198,163  $74,088,536
                                        ___________   _________   __________
                                        ___________   _________   __________

                         WESTCOTT COMMUNICATIONS, INC.

         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  For the three months ended March 31, 1996
                                 (Unaudited)
                                 (CONTINUED)
                                                 Retained      Treasury
                                                 earnings      shares
                                                ___________    ________
Balance at December 31, 1995. . . . . . . . .  $ 27,440,542   $(156,144)

Issuance of Common Stock under
    Employee Stock Purchase Plan. . . . . . .         -            -

Issuance of Common Stock under
    Employee Stock Option Plan and
    Non-Employee Stock Option Plan,
    including federal income tax
    benefit (Note 1) . . . . . . . . . . . .           -            -

Net Income . . . . . . . . . . . . . . . . .      3,468,353         -
                                                ___________    ________

Balance at March 31, 1996. . . . . . . . . .   $ 30,908,895   $(156,144)
                                                ___________    ________
                                                ___________    ________


                           See accompanying notes.

                         WESTCOTT COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                 Three Months ended March 31,
                                                 ___________________________
                                                    1995            1996
                                                 ___________     ____________
Operating activities:
  Net income. . . . . . . . . . . . . . . .     $  3,809,243    $  3,468,353
Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization . . . .         2,904,453       3,006,563
     (Gain) Loss on sale of property
        and equipment . . . .. . . . . . .            26,294          (2,040)
     (Gain) on marketable equity securities             -           (612,000)
     Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . .         2,092,973        (228,654)
       Other current assets and prepaid
         commissions . . . . . . . . . . .           207,760        (634,459)
       Accounts payable and accrued liabilities   (1,251,030)       (177,707)
       Income taxes payable. . . . . . . .         1,534,422       1,846,636
       Unearned revenue. . . . . . . . . .        (3,549,719)       (896,161)
                                                 ___________     ___________
       Net cash provided by
         operating activities. . . . . . .         5,774,396       5,770,531

Investing activities:
   Net decrease in investments . . . . . .           625,778            -
   Additions to property and equipment . .          (773,656)     (1,373,485)
   Net increase in other assets. . . . . .          (589,267)       (734,494)
   Net additions to program inventory. . .          (946,969)       (904,426)
   Net additions to interest in partnership           15,466          19,487
   Proceeds from sale of assets. . . . . .            17,412           2,040
   Purchase business combinations, net of
     cash acquired (Note 3). . . . . . . .        (1,478,548)           -
                                                 ___________    ____________
        Net cash used in
          investing activities . . . . . .        (3,129,784)     (2,990,878)

Financing activities:
   Payments on short-term debt
     and capital leases. . . . . . . . . .          (255,024)           -
   Payments on long-term debt. . . . . . .          (191,802)         (4,303)
   Proceeds from issuance of stock, net. .            86,835          65,089
   Proceeds from exercise of stock options           240,687          99,903
                                                 ___________     ___________
        Net cash provided by (used in)
          financing activities . . . . . .          (119,304)        160,689

Net increase in cash and cash equivalents.         2,525,308       2,940,342
Cash and cash equivalents
   at beginning of period. . . . . . . . .         5,815,118      14,267,208
                                                 ___________     ___________
Cash and cash equivalents at end of period      $  8,340,426    $ 17,207,550
                                                 ___________     ___________
                                                 ___________     ___________

Supplemental disclosures of cash flow information
   Cash paid during the period:
      Interest . . . . . . . . . . . . . .      $     31,409    $     22,619
      Income taxes . . . . . . . . . . . .      $    797,723    $    440,480

                         See accompanying notes.

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

     During the first three months of 1996, the Company recognized a federal income tax benefit of approximately $28,000 resulting from the exercise of employee stock options. Under generally accepted accounting principles, this federal income tax benefit is recognized as a deferred tax asset and added to additional paid-in-capital in the period of the tax deduction.

     These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

2. Earnings per share. Earnings per share are computed based on weighted average common shares outstanding.

3. Acquisitions. Effective March 1, 1995, the Company acquired all of the outstanding stock of Lockert Jackson & Associates, Inc. ("Lockert Jackson") in exchange for a cash payment of $1,500,000 and the assumption of approximately $2,075,000 of liabilities. In addition, the Company made a one-time payment of $500,000 in return for five-year non-competition agreements, and will pay approximately $318,000 of additional purchase price over the next three years. Lockert Jackson is nationally recognized as a producer and distributor of "Emergency Medical Update" and "Safety Watch", subscription based emergency medical and safety video training products. This acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Lockert Jackson are included in the Company's consolidated financial statements commencing March 1, 1995.

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

                    WESTCOTT COMMUNICATIONS, INC.

       Notes to Condensed Consolidated Financial Statements -
                           (Continued)
                           (Unaudited)



     The credit facility contains various restrictive covenants which, among other things, limit the payment of dividends and require the Company to maintain certain financial and tangible net worth ratios. The facility is secured by studio equipment, downlink equipment, other equipment and fixtures, subsidiary stock and accounts receivable. At March 31, 1996, there were no amounts borrowed under this facility.

5.  Subsequent Events.   On April 22, 1996, the Company announced that the
Company, K-III Acquisition Corp. (the "Purchaser"), a Texas corporation, K-III Prime Corporation ("K-III Prime"), a Delaware corporation, and K-III Communications Corporation (the "Parent"), a Delaware corporation, entered into an agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Purchaser will commence a tender offer (the "Offer") for all of the outstanding Common Stock of the Company for $21.50 per share (the "Per Share Amount") in cash. The Offer will commence no later than April 26, 1996 and will be conditioned on there being validly tendered that number of shares that, when added to the shares already owned by the Parent and its direct and indirect subsidiaries, constitutes a majority of the then Outstanding Shares on a Fully Diluted Basis (as defined in the Merger Agreement) as well as other customary conditions, including regulatory approvals. The Offer will be followed by a merger of the Purchaser with and into the Company upon the approval and adoption of the Merger Agreement by the affirmative vote of the shareholders of the Company to the extent required by Texas law. In the Merger, each share of Common Stock not owned by the Purchaser or its affiliates or by any dissenting shareholders will be automatically converted into the right to receive the Per Share Amount in cash.

     Immediately prior to the execution of the Merger Agreement, the Company executed an amendment (the "Amendment") to that certain Rights Agreement dated January 9, 1996 by and between the Company and KeyCorp Shareholder Services Inc. (the "Rights Agreement"). The Amendment provides that neither the execution or delivery of the Merger Agreement or the making of the Offer, in each case in accordance with the Merger Agreement, shall cause (i) Parent, K-III Prime or the Purchaser or any of their Affiliates (as defined in the Rights Agreement) or Associates (as defined in the Rights Agreement) to be an Acquiring Person (as defined in the Rights Agreement), (ii) a Stock Acquisition Date (as defined in the Rights Agreement) to occur, or (iii) a Distribution Date (as defined in the Rights Agreement) to occur in accordance with the terms of the Rights Agreement. None of the acceptance for payment or payment for shares of Common Stock by the Purchaser pursuant to the Offer, in each case in accordance with the Merger Agreement, shall cause (i) Parent, K-III Prime or the Purchaser or any of their affiliates or associates to be an Acquiring Person, (ii) a Stock Acquisition Date to occur, or (iii) a Distribution Date to occur in accordance with the terms of the Rights Agreement; provided, that if, prior to the time that the Rights have expired, the Merger Agreement is terminated pursuant to its terms, then the provisions of the Amendment terminate. The Amendment also provides that the Final Expiration Date (as defined in the Rights Agreement) shall occur no later than immediately prior to the purchase of the shares pursuant to the Offer.

     The following table contains information about products and services offered by the Company.

              Current
Markets       Offerings       Description                              Medium
_______       _________       ________________                         ______
Government &  LETN            Law Enforcement Television Network       S/V/W
Public        FETN            Fire & Emergency Television Network       S/V
Services      American Heat   American Heat                              V
              Pulse           Pulse                                      V
              EMU             Emergency Medical Update                   V
              GSTN            Government Services Television Network     V

Automotive    ASTN            Automotive Satellite Television Network    S
              Detroit (WCMI)  Custom Programming                        N/A
Health Care   HSTN            Health & Sciences Television Network       S
              AHA             American Hospital Association              T
              WHTG            Westcott Healthcare Teleconference Group   T
              JCSN            Joint Commission Satellite Network         T
              PSYCHNET        Sponsored Programming                      T
              LTCN            Long Term Care Network                     S
              IMN             Custom Programming                        N/A
              FMTN            Family Medical Television Network          T

Corporate &   The CPA Report  The CPA Report                             V
Professional  PSTN            Professional Security Television Network   V
              AFTN            Accounting & Financial Television Network  V
              ITS             Industrial Training Systems               V/C
              Tel-A-Train     Tel-A-Train                               V/C
              ETC             Excellence in Training                     V
              Safety Watch    Safety Watch                               V
              ATSN            Accounting Television Satellite Network   I/S
              IDTN            Electronic Classroom                      I/S
              EXEN            Executive Education Network               I/S

Financial     BTCC            Bankers Training & Consulting Company     V/C
  Services

Educational   TI-IN           K-12 Education                            I/S

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

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

Comparison of Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995:

    Revenues. The increase in revenues of $277,762 or 1% over the corresponding period last year is primarily attributable to revenue growth in IDTN, which began operations in 1994; and EXEN, which began offering courses in the fourth quarter of 1995. Revenues from the Company's six principal markets for the periods indicated were as follows:


           Markets                                       Revenues
______________________________                  __________________________
                                                    Three Months Ended
                                                 March 31,     March 31,
                                                   1995          1996
                                                ___________    ____________
Government and Public Services. . . . . . . .  $  4,918,050    $  3,845,980
Automotive. . . . . . . . . . . . . . . . . .     2,773,086       2,732,570
Health Care . . . . . . . . . . . . . . . . .     5,618,022       5,477,823
Corporate and Professional. . . . . . . . . .     6,568,321       8,691,963
Financial Services. . . . . . . . . . . . . .     1,424,705       1,598,641
Education . . . . . . . . . . . . . . . . . .     3,018,327       2,242,605
Other . . . . . . . . . . . . . . . . . . . .       313,642         322,333
                                                ___________     ___________
    Total . . . . . . . . . . . . . . . . . .  $ 24,634,153    $ 24,911,915


    Revenues in the Government and Public Services market decreased $1,072,070 or 22% primarily due to a decrease in revenues for LETN and FETN, as a direct result of a decrease in the number of subscribers. LETN also experienced a decrease in workstation sales over the same period last year.

    Revenues in the Automotive market decreased $40,516 or 1% due primarily to subscriber decreases for ASTN. Partially offsetting this decrease was an increase in revenues for WCMI as a result of several large production projects completed in the first quarter of 1996.

    Revenues in the Healthcare market decreased $140,199 or 3% primarily as a result of a reduction in the number of teleconference series broadcasts offered by the Westcott Healthcare Teleconference Group. AHA also experienced a decrease in the number of subscriber sites over the same period last year. Partially offsetting these decreases was an increase in revenues for LTCN as a direct result of an increase in the number of subscribers; and IMN, as a result of an increase in revenues from its Family Medicine Television Network.

    Revenues in the Corporate and Professional market increased $2,123,642 or 32% primarily as a result of the continued growth in revenues generated by IDTN's electronic classroom operations, and EXEN, an internally-developed network that began operations in the fourth quarter of 1995. Also contributing to this increase was Safety Watch, a product acquired from Lockert Jackson in the first quarter of 1995; ATSN, an internally-developed network which was introduced during the second quarter of 1995; and ETC, which experienced an increase in one time sales over the same period last year. Partially offsetting these increases was a decrease in revenues for ITS which management believes results from an industry-wide decline in safety training sales.
PSTN also experienced a decrease in revenues as a result of a decline in subcribers over the same period last year.

    Revenues in the Financial Services market increased $173,936 or 12% as a result of an increase in the average revenue per subscriber for BTCC over the same period last year.

    Revenues in the Education market decreased $775,722 or 26% due to a decrease in the number of schools subscribing to TI-IN from the 1994/1995 to 1995/1996 school year. Also contributing to this decrease in revenues for TI-IN was a decrease in student enrollments.

    Programming and Production. Programming and production costs increased $992,234 or 20% primarily as a result of the introduction of EXEN during the fourth quarter of 1995; and WCMI, which incurred additional costs as several large custom projects were completed in the first quarter of 1996. TI-IN experienced an increase in programming and production costs as additional courses and programming were offered under a government grant received in early 1995. Also contributing to this increase was IDTN, whose expenses increased as the revenues for this network continue to grow. These increases were partially offset by a decrease in programming costs for IMN over the same period last year.

    Delivery and Transmission. A decrease of $221,930 or 7% over the corresponding period last year is primarily due to a decrease in equipment cancellation expense as a result of a decline in the number of satellite network subscribers that cancelled in the first quarter of 1996 over the same period last year. Also, the cost of equipment sales for Tel-A-Train and LETN workstations decreased compared to the same period last year.

    Sales and Marketing. An increase of $964,785 or 20% over the corresponding period last year is due primarily to an increase in sales and marketing costs for EXEN, which was introduced in the fourth quarter of 1995; and IDTN, which experienced an increase in commission expense resulting from continued growth in sales. Also contributing to the overall increase was an increase in advertising and other marketing costs for ETC as a result of the introduction of new product lines during 1995.

    Sales personnel are compensated through commissions on new sales and renewals, supplemented by a small base salary. Commission expense for the satellite networks in any reporting period will vary with the amount of commissions paid for subscriptions and renewals sold during such reporting period. Commissions relating to videotape, teleconference and interactive multimedia networks, however, are deferred and amortized over the life of the respective contract, which is generally a period of one to three years.

    General and Administrative. General and administrative expenses decreased $360,354 or 15%. This category includes bad debt expense, executive compensation, facilities and other expenses not directly attributed to the operation of the programming, production and sales and marketing departments. The decrease in general and administrative expense over the same period last year is primarily attributable to the overall decrease in administrative compensation and other related expenses.

    Depreciation and Amortization. The $102,110 or 4% increase in depreciation and amortization expense over the same period last year is primarily attributable to an increase in amortization expense attributable to costs capitalized in connection with the start-up of EXEN; and to the increase in goodwill amortization as a result of the acquisitions of Lockert Jackson and Capital Training Company during 1995.

    Interest. Interest expense remained relatively stable with a slight decrease of $8,790 or 28%. Interest income increased $92,876 or 91% over the same period last year primarily as a result of the increase in temporary interest-bearing investments.

    Other Income. Other income increased $633,345 or 3,280% primarily as a result of an increase in the fair market value of the Company's investments in marketable equity securities held for trading.

    Income Taxes. The provision for income taxes as a percentage of income before income taxes increased from 39% for the three month period ended March 31, 1995 to 40% for the three month period ended March 31, 1996 primarily as a result of an increase in non-deductible goodwill amortization, an increase in state income taxes and the application of graduated tax rates.

    Liquidity and Capital Resources. During the quarter ended March 31, 1996, the Company satisfied its liquidity needs principally from cash flow from operations. In addition, the Company has a credit facility under which the Company may borrow up to $18,000,000. No amounts have been drawn against this facility as of March 31, 1996. The facility, which the bank has extended through June 28, 1996, provides a sublimit of $1,000,000 for standby letters of credit. A commitment fee of one half of 1% of the unused credit line and an interest rate of prime, or if lower, an alternate CD rate plus 1 1/2% will be charged. As of March 31, 1996, the Company had $17,207,550 in cash, cash equivalents and temporary investments.

    During the three months ended March 31, 1996, the Company generated approximately $6 million in cash from operations. Approximately $3 million in cash was used in investment activities, primarily in connection with the purchase of equipment and investment in program inventory. The Company's financing activities during this period generated approximately $161,000 in cash, primarily as a result of the issuance of common stock under the Company's employee stock purchase and stock option plans.

    The Company has identified capital needs of approximately $6 million through the remainder of 1996 primarily to fund additions to the production facility, additional purchases and installations of downlink equipment, computer hardware and software for the A/S 400, purchases and installation of equipment for EXEN classroom sites, and investments in program inventory. The Company believes that cash generated from operations, cash on hand, and funds available under the revolving line of credit will be sufficient to meet its budgeted capital and liquidity requirements through the foreseeable future.

                       Part II - Other Information

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

     On January 9, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend is payable on January 22, 1996 (the "Record Date") to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Stock") of the Company at a price of $80.00 per one one-hundredth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of January 9, 1996, as the same may be amended from time to time (the "Rights Agreement"), between the Company and KeyCorp Shareholder Services, Inc., as Rights Agent (the "Rights Agent").

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of Common Stock (thereby becoming an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate together with a copy of the summary of rights describing the Rights.

     The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuances of Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for shares of Common Stock outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights, will also constitute the transfer of the Rights associated with the shares of Common Stock represented by suchcertificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights. Rights will be issued with all shares of Common Stock issued between the Record Date and the Distribution Date.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on January 9, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below.

     The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights is subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights is also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

     Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $100.00 per share (plus any accrued but unpaid dividends) but will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In addition, the Preferred Stock will vote separately as a class were required by law. These rights are protected by customary antidilution provisions.

     Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the one one-hundredth interest in a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

     In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right at the then-current exercise price of the Right, that number of shares of Common Stock having a market value of two times the exercise price of the Right.

     In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right.

     At any time after any person or group becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, for shares of Common Stock, or one one-hundredths of a share of Preferred Stock (or shares of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), having a value per Right equal to the difference between the market value of the shares of Common Stock receivable upon exercise of the Right and the exercise price of the Right.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-hundredth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading day prior to the date of exercise.

     At any time prior to the time an Acquiring Person has become such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     For so long as the Rights are then redeemable, the Company may, except with respect to the redemption price, amend the Rights in any manner. After the Rights are no longer redeemable, the Company may, except with respect to the redemption price, amend the Rights in any manner that does not adversely affect the interests of holders of the Rights.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company since the Board of Directors may, at its option, at any time prior to the time an Acquiring Person has become such, redeem all but not less than all the then outstanding Rights at $.01 per Right.

     See Notes to Condensed Consolidated Financial Statements (Unaudited),

Note 5 - Subsequent Events.

Item 3 - Defaults

        None

Item 4 - Submission of Matters to a Vote

        None

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

    a.  Exhibits

         4. Rights Agreement, dated as of January 9, 1996, between Westcott Communications, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Westcott Communications, Inc. as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Shares of Preferred Stock of Westcott Communications, Inc. (Incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K dated January 9, 1996 filed with the Securities and Exchange Commission.)

        11. Computation of Earnings Per Share

        27. Financial Data Schedule

b.  Reports on Form 8-K

        On January 11, 1996, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof the adoption of a shareholders' rights plan.

                            SIGNATURES

   Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTCOTT COMMUNICATIONS, INC.


Date:   May 14, 1996         By:        /s/  JACK T. SMITH
                                          (Jack T. Smith)
                                           President and
                                      Chief Operating Officer




Date:   May 14, 1996         By:       /s/ PHYLLIS FARRAGUT
                                         (Phyllis Farragut)
                                   Executive Vice President and
                                      Chief Financial Officer
                                     (Chief Accounting Officer)